Form 10KSB/A
period 1995-05-31
SELVAC CORP
filed 1995-10-05
CIK 726608

THIS DOCUMENT IS A COPY OF THE AMENDMENT TO FORM 10-KSB FILED ON
SEPTEMBER 29, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB-A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED MAY 31, 1995

[  ]	TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
                    Commission file number 2-86149
                         SELVAC CORPORATION
          (Exact name of registrant as specified in its charter)

          Delaware                            22-2408186         .
(State or other jurisdiction              (I.R.S. Employer
    of incorporation or                     Identification No.)
        organization)

    221 Boston Post Road
    Marlboro, Massachusetts                      01752
(Address of principal executive offices)       (Zip Code)

  Registrant's telephone number, including area code:  (508) 481-9495

  Securities registered pursuant to Section 12 (b) of the Act:  None

  Securities registered pursuant to Section 12 (g) of the Act:
     Common stock, $.01 par value
  Common stock purchase warrant, entitling the holder to purchase one share of common stock at $1.25 per share to December 7, 1996

   Unit, consisting of (a) four shares of common stock and (b) four common stock purchase warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $2,744,620

The appropriate aggregate market value of the voting stock of the Registrant held by nonaffiliates of the Registrant as of July 31, 1995 (based upon the closing bid and asked prices as reported by the National Association of Securities Dealers Automatic Quotation System) was approximately $ 1,937,043.

The number of shares outstanding of each of the registrant's claims of stock, as of July 31, 1995, is 13,723,126

                             PART III
ITEM 9

INFORMATION CONCERNING DIRECTORS AND OFFICERS

The following information sets forth the names of the directors and officers of the Company including their positions with the Company, their principal occupation for the past five years, their ages, the name of other public corporations of which they are directors, the number of shares of Common Stock of the Company owned by them and the percentage of the class those shares represent.

                          Position with                         Director   Percent
      Name                 the Company            Shares Owned    Since   of Class


Allan Borkowski        Chairman of the Board &   1,003,651 (1)   1982      7.32%
  age 54               Chief Financial Officer

James J. Leonard       Director, President and   1,768,000 (2)   1989      12.89%
  age 48               Chief Executive Officer

Paul W. Hartloff, Jr.  Director and Secretary      151,000 (3)   1989      1.10%
 age 62

Donald Duberstein      Director                    677,000 (4)   1989      4.94%
 age 44

Joseph J. Saviano      Director                    411,266 (5)   1986      3.00%
 age 64

Stanley Youdelman      Director                    202,166 (6)   1982      1.47%
 age 55


(1) Includes certain shares owned by Mr. Borkowski's family: (a) 115,500 shares of Common Stock, (b) 1,500 shares of Series A Preferred Stock convertible into 24,000 shares of Common Stock and (c) 2,000 shares of 1985 Series Preferred Stock convertible into 32,000 shares of Common Stock. Mr. Borkowski disclaims any beneficial interest in the securities owned by his family. Does not include shares owned by Optivest Technologies Corp. (Optivest), of which Mr. Borkowski is Chief Financial Officer and a Director.

(2) Includes 140,000 shares held by Mr. Leonard's two sons, in which he disclaims any beneficial interest. Also includes 800,000 shares held by Friedman, Manger & Co., Inc. of which company Mr. Leonard is a principal. Does not include shares owned by Optivest, of which Mr. Leonard is President and Director.

(3) Includes (a) 2,000 shares of 1985 Series Preferred Stock convertible into 32,000 shares of Common Stock and (b) 36,000 shares held by a trust in which Mr. Hartloff had voting power but no other beneficial interest.

(4) Includes 76,500 shares of Common Stock owned by Mr. Duberstein's wife, and 125,000 by his wife as trustee for their children under the New York Uniform Gift to Minors Act.

(5) Includes 75,000 shares issuable upon the exercise of an option to Mr. Saviano. Issued shares are held by Mr. & Mrs. Joseph Saviano as joint tenants with rights of survivorship.

(6) Includes 32,000 shares of Common Stock issuable upon the conversion of Series A Preferred Stock. Does not include 24,000 shares of Common Stock and 500 shares of 1985 Series Preferred Stock held by Mr.
Youdelman's spouse of which Mr. Youdelman disclaims beneficial interest.

Allan Borkowski has been the Chairman since the Company's inception and Chief Financial Officer since July, 1989. He was Chief Executive
Officer from inception of the Company to July 1, 1992. Since June, 1982 he has been Chairman and Chief Executive Officer of Optivest
Technologies Corp.

James J. Leonard became Chief Executive Officer on July 1, 1992 and President of the Company on September 14, 1993. For over five years, prior to June 30, 1989, he was the principal stockholder and president of Friedman, Manger & Co., Inc. an investment banking firm. He is also President of JJL Consultants, Inc., a financial investment company, and since July of 1989 he has been President and Director of Optivest Technologies Corp.

Donald Duberstein, real estate developer, has, for more than five years, been President of Gentry Properties Ltd., White Plains, New York, which constructs houses principally in Westchester County, New York. He is also President of IMCO Realty Corp. of White Plains, a real estate broker.

Paul W. Hartloff, Jr., an attorney, became Secretary on May 17, 1993. He has been, for more than five years, a senior partner of he law firm
of Schramm & Raddue, Santa Barbara, California.   He is a Director of
Circon Corporation.

Joseph J. Saviano has for more than five years been a private investor and real estate developer and manager. Mr. Saviano was President of Mehl International Corporation and Nutrolysis International Corporation prior to their acquisition by the Company in April, 1985. Mr. Saviano is the President of the new Alliance Insurance Company of Florida.

Stanley J. Youdelman, D.D.S., has been an oral and maxillofacial surgeon for more than 20 years. He is chief of Oral Surgery at St. John's Episcopal Hospital in Smithtown, L.I., New York. He is also professor of Clinical Dentistry at the Dental School of the Stony Brook Division of the State University of New York, and past president of the Suffolk Academy of Medicine as well as the Suffolk County Dental Society. Dr. Youdelman is the Chief Financial Officer of North Shore Surgicenter, Long Island, New York and a director of Vicon Fiber Optics Corp.

ITEM 10

EXECUTIVE COMPENSATION

James J. Leonard, Chief Executive Officer of the Company received salary payments of $75,000 for each of the fiscal years ended May 31, 1995, 1994 and 1993, constituting his sole compensation from the Company for these periods. No executive officer of the company received a total salary and bonus in excess of $100,000 for any of the years in the three year period ending May 31, 1995.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the executive offices and directors of the company and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commissions. Such executive officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company and other information which has been made available to the Company and other information which has been made available to the Company, the Company believes that during the year ended May 31, 1995, all Section 16(a) filing requirements applicable to the executive officers and directors of the Company and greater than ten-percent beneficial owners were complied with.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On September 22, 1995, the Company had 13,711,526 shares of Common Stock, 24,000 shares of Series A Preferred Stock and 24,500 shares of 1985 Series Preferred Stock outstanding.

The following table sets forth the name and address, number of shares beneficially owned and percent of the class those shares represent for each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, Series A Preferred Stock or 1985 Series Preferred Stock as of September 22, 1995.


                      Name and Address                 Shares
 Title of Class     of Beneficial Owner          Beneficially Owned    Percent of Class

  Common Stock     Optivest Technologies Corp.         850,000  (1)            6.20%
                   151 East Main Street
                   Ramsey, NJ 07446

                   James J. Leonard                  1,768,000  (2)           12.89%
                   151 East Main Street
                   Ramsey, NJ 07446

                   Allan Borkowski                   1,003,651  (3)            7.32%
                   1 Horizon Road
                   Fort Lee, NJ  07024

  Series A         Alan H. Minion                        3,000                12.50%
Preferred Stock    1530 Palisades Avenue
                   Fort Lee, New Jersey  07024

  1985 Series      Robert W. Bull                        5,000                20.40%
Preferred Stock    116 Pinehurst Avenue
                   New York, New York  10033

                   Bruce Anton                           2,000                 8.16%
                   175 Bergen Blvd.
                   Fairview, NJ 07222

                   Harvey Anton                          2,000                 8.16%
                   175 Bergen Blvd.
                   Fairview, NJ 07222

                   Harold Gelb, DMD, P.C.
                   Pension Plan                          2,000                 8.16%
                   635 Madison Ave
                   New York,  NY  10022

                   Paul W. Hartloff, Jr.                 2,000                 8.16%
                   P.O. Box 1260
                   Santa Barbara, CA 93102


On September 22, 1995 all officers, directors and nominees of the Company, a group of six persons, owned beneficially 4,213,072 shares which represents 30.7% of the outstanding shares of Common Stock.

(1) Does not include shares held by Allan Borkowski who is Chief
Executive Officer and Chairman of Optivest Technologies Corp.
(Optivest).

(2) Includes 140,000 shares held by Mr. Leonard's two sons, in which he disclaims any beneficial interest. Also includes 800,000 shares held by Friedman, Manger & Co., Inc., of which company Mr. Leonard is a principal. Does not include shares owned by Optivest, of which Mr. Leonard is President and Director.

(3) Includes certain shares owned by Mr. Borkowski's family; (a) 115,500 shares of Common Stock, (b) 1,500 shares of Series A Preferred Stock convertible into 24,000 shares of Common Stock and (c) 2,000 shares of 1985 Series Preferred Stock convertible into 32,000 shares of Common Stock. Mr. Borkowski disclaims any beneficial interest in the securities owned by his family. Does not include shares owned by Optivest.

ITEM 12

CERTAIN TRANSACTIONS

At May 31, 1995 CDF Acquisitions Corp. ("CDF"), a Company owned one third each by Michael Freedman, formerly President, Chief Operating Officer and a director of Selvac, Donald Duberstein, a director of Selvac, and Bernard Condelli, former Chief Financial Officer of Selvac, is indebted to Selvac for $350,000 plus accrued interest of $95,833 at a floating interest rate fixed annually at the prime rate, under a promissory note arising from the May 31, 1991 transaction whereby Selvac sold the business and assets of Beauty Resources of Delaware, Inc. to CDF. The maximum unpaid principal and accrued interest on this note during the year ended May 31, 1994 was $445,833.

In June 1995, the note was renegotiated and the Company received $112,500 in cash and 200,000 shares of its own common stock, valued at $37,500, which are to be applied towards the outstanding principal balance. Under the new agreement, the remaining outstanding principal balance is payable in four installments of $50,000 in December 1995, 1996, 1997 and June 1998. Accrued interest at May 31, 1995, plus additional interest at 9% through June 1996 and 7% thereafter is payable at $50,000 in December 1996 with the remaining outstanding balance due in December 1997.

                             SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated: September 27, 1995                 SELVAC CORPORATION
                                          (Registrant)




                                          By:   Allan Borkowski
                                                Allan Borkowski,
                                                 Chairman of the
                                                 Board of Directors and
                                                 Chief Financial Officer