Form 10QSB
period 1995-08-31
SELVAC CORP
filed 1995-10-10
CIK 726608

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 Form 10-QSB


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 31, 1995

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______________to________________
                           Commission file number 2-86149


                               SELVAC CORPORATION
_______________________________________________________________________________
          (Exact name of small business issuer as specified in its charter)


        Delaware                                                 22-2408186
_______________________________________________________________________________
   (State or other jurisdiction of                             (I.R.S. Employer
    incorporation of organization)                          identification No.)


           221 Boston Post Road, Suite 490, Marlboro, Massachusetts, 01752
_______________________________________________________________________________
                    (Address of principal executive offices)
                                 (Zip Code)


Issuer's telephone number                                        (508) 481-9495
                                                                 ______________



_______________________________________________________________________________
        Former name, former address and former fiscal year, if changed since last report


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X  NO
                                  ____     ____


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of September 22, 1995

                  13,781,526 shares of common stock, $.01 par value
_______________________________________________________________________________


                                                             Page 1 of 12 pages

                                SELVAC CORPORATION


                                     Index






                                                                        PAGE


PART I.     FINANCIAL INFORMATION:

     Item 1.     Financial Statements:

                 Condensed consolidated balance sheet as
                 of August 31, 1995                                       3

                 Condensed consolidated statements of
                 operations for the three months ended
                 August 31, 1995 and 1994                                 4

                 Condensed consolidated statements of
                 cash flows for the three months ended
                 August 31, 1995 and 1994                                 5

                 Notes to condensed consolidated financial
                 statements                                               6

     Item 2.     Management's discussion and analysis of
                 financial condition and results of operations           7-8


PART II.      OTHER INFORMATION                                           9

              Signature                                                  10

              Exhibit 11   Statement Re:  Computation of net income
              per common share                                          11-12


                                  * * * *

PART I.  FINANCIAL INFORMATION                    ITEM 1.  FINANCIAL STATEMENTS


                                  SELVAC CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                   AUGUST 31, 1995


                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents                                               $  993,905
  Accounts receivable, net of allowance for doubtful
   accounts of $166,855                                                 476,273
  Finished goods inventories                                            651,543
  Note receivable, current portion                                       50,000
  Other current assets                                                  111,772
                                                                      _________
     Total current assets                                             2,283,493
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $647,315                                                             99,504
PATENTS AND PATENT RIGHTS, net of accumulated amortization
 of $811,662                                                            149,493
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, net
 of accumulated amortization of $144,603                                 78,241
NOTE RECEIVABLE - RELATED PARTY, net of current portion                 250,948

OTHER ASSETS
  Investment in non-marketable securities                               750,000
  Other                                                                  21,508
                                                                     __________
                                                                     $3,633,187
                                                                     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                   $  199,553
  Accrued expenses                                                       54,481
  Other current liabilities                                              23,250
                                                                     __________
     Total current liabilities                                          277,284
                                                                     __________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value,
   authorized-200,000 shares:
     Series A, 12% cumulative convertible;
       Issued and outstanding-24,000 shares                             240,000
     1985 Series, 12% cumulative convertible;
       Issued and outstanding-24,500 shares                             245,000
  Common stock, $.01 par value,
   authorized-20,000,000 shares:
     Issued-16,256,485 shares                                           162,565
  Additional paid-in capital                                          8,813,998
  Accumulated deficit                                                (5,150,061)
                                                                     __________
                                                                      4,311,502
  Treasury stock, at cost, 2,474,959 common shares                     (955,599)
                                                                      _________
       Total stockholders' equity                                     3,355,903
                                                                      _________
                                                                     $3,633,187
                                                                     ==========
See notes to condensed consolidated financial statements.

                                      SELVAC CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                               AUGUST 31,
                                                            1995        1994

REVENUES:
  Net sales                                             $  751,234   $  979,817
  Franchise revenue, net of related costs                        0        5,577
                                                        __________   __________
                                                           751,234      985,394
COST OF SALES                                              412,388      577,045
                                                        __________   __________

GROSS MARGIN                                               338,846      408,349
                                                        __________   __________

OPERATING EXPENSES:
  Selling, general and administrative                      212,481      223,770
  Loss on sale of property and equipment                         0       10,101
                                                        __________   __________
                                                           212,481      233,871
                                                        __________   __________

                                                           126,365      174,478

INVESTMENT INCOME                                           32,831       27,996
                                                        __________   __________

INCOME BEFORE INCOME TAXES                                 159,196      202,474

RECOVERY OF INCOME TAXES                                         0       55,114
                                                        __________   __________

NET INCOME                                              $  159,196   $  257,588
                                                        ==========   ==========
NET INCOME PER COMMON SHARE                             $      .01   $      .02
                                                        ==========    =========

INCOME APPLICABLE TO COMMON STOCK                       $  144,646   $  243,038
                                                        ==========   ==========

WEIGHTED AVERAGED NUMBER OF COMMON SHARES AND
  DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING
  DURING PERIOD                                         13,854,026   14,650,001
                                                        ==========   ==========

WEIGHTED AVERAGED NUMBER OF COMMON SHARES ASSUMING
  FULL DILUTION DURING PERIOD                           14,630,026   15,426,001
                                                        ==========   ==========











See notes to condensed consolidated financial statements.

                                 SELVAC CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                AUGUST 31,
                                                           1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  159,196   $  257,588
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Loss on sale of property and equipment                      0       10,101
     Depreciation and amortization                          34,321       42,660
     Deferred taxes                                              0      (55,114)
Changes in operating assets and liabilities:
     Accounts receivable                                   155,324      132,072
     Inventories                                          (115,588)      12,096
     Other operating assets                                (80,306)    (100,357)
     Accounts payable                                      115,332     (128,226)
     Accrued expenses                                       (3,982)     (79,689)
                                                        __________   ___________

     Net cash provided by operating activities             264,297       91,131
                                                        __________   __________

CASH PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from sale of discontinued operations                  0      350,000
  Notes receivable repayments                              112,500       20,600
  Proceeds from sale of equipment                                0        1,920
                                                        __________   __________

     Net cash provided by investing activities             112,500      372,520
                                                        __________   __________

CASH USED BY FINANCING ACTIVITIES:
  Repayment of note payable                                      0     (140,000)
  Preferred stock dividends                                (14,100)     (14,700)
  Treasury stock acquisition                                (2,301)     (71,682)
                                                        __________   __________

     Net cash used by financing activities                 (16,401)    (226,382)
                                                        __________   __________

INCREASE IN CASH FOR THE PERIOD                            360,396      237,269

CASH, beginning of period                                  633,509      337,863
                                                       ___________   __________

CASH, end of period                                     $  993,905   $  575,132
                                                        ==========   ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Receipt of non-marketable securities as payment
   of note receivable                                   $  750,000
                                                        ==========

  Receipt of stock into treasury in payment
   of note receivable                                   $   37,500
                                                        ==========



See notes to condensed consolidated financial statements.

                                SELVAC CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
1.     BASIS OF PRESENTATION:

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S.B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1995.

       The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Selvac Corporation and Subsidiaries Annual Report on form 10-KSB for the year ended May 31, 1995

2.     CONTINGENCIES:

       Since January 1990, the Company has been engaged in an ongoing dispute with the United States Food and Drug Administration (FDA) regarding the marketing status for Finally Free Hair Remover for personal (non-professional) use. In June 1991, the Company agreed not to manufacture, process, pack, label, promote, advertise, distribute, or sell Finally Free Hair Remover unless it received marketing authorization from the FDA. Subsequently, the Company received approval to export this product to Canada.

       In July 1994, the FDA determined that Finally Free shall be considered a Class III device under the Food, Drug and Cosmetic Act and accordingly, will require premarket approval before it is sold, manufactured or distributed in the U.S. Presently, management is of the opinion that the potential benefit to the Company, of obtaining premarket approval, would not justify the cost. However, the Company has entertained discussions with entities willing to subsidize a significant portion of the cost. Although no agreements have resulted from these discussions, management intends to continue to pursue arrangements under which the Company will not have to absorb the entire cost of the FDA approval process.

       As of August 31, 1995, the carrying value of intangible assets relating to the Domestic Finally Free product, consisting primarily of patents, is $150,000.

3.     INCOME TAXES:

       The Company recognized a reduction in its deferred tax asset valuation allowance of approximately $69,000 and $145,000 for the three months ended August 31, 1995 and 1994, respectively.

4.     NOTES RECEIVABLE:

       In June 1995, the Company renegotiated its note receivable from CDF Acquisition Corp. Under the terms of the new agreement, the remaining principal balance of $200,000 at the date of the refinancing, is to be paid in installments of $50,000 in December 1995, 1996, 1997 and June 1998. Interest on the unamortized principal balance, at 9% through June 1996 and 7% thereafter, is payable with each principal installment. Interest accrued prior to the refinancing, is payable at $50,000 in December 1996 and $47,948 in December 1997.

PART 1.     FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                 SELVAC CORPORATION


LIQUIDITY AND CAPITAL RESOURCES:

       For the three months ended August 31, 1995, operations provided the Company with cash flows of $264,000. This combined with a note receivable repayment of $112,500 enabled the Company to improve its cash position at August 31, 1995 to $994,000.

       In June 1995, the Company renegotiated its note receivable from CDF Acquisition Corp. (CDF). Under the terms of the original agreement, the entire principal plus accrued interest, at the prime rate, was payable in May 1996. Under the terms of the new agreement, the Company received $112,500 in cash, as discussed above, and 200,000 shares of its own common stock valued at $37,500 as payment towards the CDF note receivable. The remaining principal balance is to be paid in installments of $50,000 in December 1995, 1996, 1997 and June 1998. Accrued interest at May 31, 1995 of $96,000 and additional interest at 9% through June 1996 and 7% thereafter, is payable at $50,000 in December 1996 with the remainder due in December 1997.

       In July 1995, Roadrunner Video Enterprises, Inc. (Roadrunner) was acquired by Business Data Group, Inc. (BDG), a publicly traded entity. In satisfaction of Roadrunner's $750,000 note due to the Company, BDG issued 75,000 shares of $10 par value, 12% preferred stock to the Company. Each share of preferred stock is convertible into 10 shares of BDG common stock through June 2000.

       Although the preferred stock is a restricted security (not registered for public trading) Roadrunner is obligated to register, for public trading, a sufficient number of common shares to satisfy conversion rights attached to the preferred shares. Management of Roadrunner anticipates the completion of such registration by the fourth quarter of calendar year 1995 or the first quarter of calendar year 1996. When and if the registration has been completed, management intends to evaluate the merit of retaining all or part of the preferred stock.

       During the three months ended August 31, 1995, the Company acquired 11,600 of its common shares into treasury in addition to those received as payment against the CDF note receivable. The Company anticipates future treasury stock acquisitions provided there are no unexpected price fluctuations or alternative need for funds.

       The Company is presently dependent upon sales of one product in limited markets. The present intent to pursue investment opportunities which will enable the Company to expand or diversify its market. Accordingly, management anticipates maintaining the Company's current liquidity position should an investment opportunity requiring a significant cash outlay, present itself.

       Discussions have taken place with a company which owns several patents and has pending patent applications for hair removal products. These discussions are in their preliminary stage and there can be no assurance they will result in a future transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)







RESULTS OF OPERATIONS:

       Sales for the three months ended August 31, 1995 decreased $234,000 or 24% as compared to the corresponding period of the previous year. This is due in part to a decrease in sales volume resulting from lower orders of Finally Free products, particularly in Europe and Canada, and in part to price reductions necessitated by increased competition. Despite price reductions, cost of sales, as a percentage of sales, decreased from 59% in 1994 to 55% in 1995, primarily a result of improved vendor pricing and warehousing efficiency.

       Current year selling, general and administrative (SG&A) costs were $11,000 lower than those of the corresponding period of the previous year, as a result of continued cost containment efforts.

       The Company continues to be dependent on the sales of one product, Finally Free, which was 99.7% of current period sales. With further price decreases and reduced sales volume for Finally Free anticipated in future periods, the Company is continuing efforts to establish markets for Finally Firm.

       The Company's Finally Firm has been introduced as a test market product in Taiwan. If marketing efforts prove successful in this regard, it is anticipated that improved Finally Firm sales will offset the effect of anticipated decline in Finally Free Sales. If the marketing efforts related to Finally Firm products are not successful, management feels other alternatives will need to be considered for the Company to maintain profitability. These alternatives will include further selling and administrative cost reductions and/or product and market expansion within or outside the Company's present industry.

PART II.  OTHER INFORMATION

                              SELVAC CORPORATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              The following exhibit is included herein:
              Exhibit 11: Statement re: computation of net income per common share


         (b)  Reports on Form 8-K:

              None





































                                      9-

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                      SELVAC CORPORATION




DATE: October 6, 1995                         BY:    (s) Allan Borkowski
     ___________________                         ___________________________
                                                 Allan Borkowski
                                                 Chairman of the Board and
                                                 Chief Financial Officer

                              SELVAC CORPORATION
           (11) Statement re:  Computation of New Income Per Common Share
                                 (Unaudited)






Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                             AUGUST 31,
                                                           1995         1994

PRIMARY:

Weighted average number of shares outstanding           13,854,026   14,650,001

Assumed exercise of common stock warrants and
  certain stock options based on average market
  value                                                          0            0
                                                        __________   __________

Weighted average number of shares used in primary
  per share computations                                13,854,026   14,650,001
                                                        ==========   ==========


FULLY DILUTED:

Weighted average number of shares outstanding           13,854,026   14,650,001

Assumed conversion of Series A cumulative
  convertible stock                                        384,000      384,000

Assumed conversion of 1985 Series cumulative
  convertible stock                                        392,000      392,000

Assumed exercise of common stock warrants and
  certain options based on higher of average
  or closing market price                                        0            0
                                                        __________   __________

Weighted average number of shares used in fully
  diluted per share computations                        14,630,026   15,426,001
                                                        ==========   ==========


                              SELVAC CORPORATION
             (11) Statement re:  Computation of New Income Per Common Share
                                 (Unaudited)

                                 (Continued)

                                                         THREE MONTHS ENDED
                                                              AUGUST 31,
                                                           1995         1994

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

     Primary                                            13,854,026   14,650,001
                                                        ==========   ==========

     Fully diluted                                      14,630,026   15,426,001
                                                        ==========   ==========

PRIMARY:

     Net income                                         $  159,196   $  257,588
     Paid and cumulative undeclared preferred
       stock dividends                                     (14,550)     (14,550)
                                                        __________   __________

     Net income applicable to common stock              $  144,646   $  243,038
                                                        ==========   ==========

     Net income per share                               $      .01   $      .02
                                                        ==========   ==========


FULLY DILUTED:

     Net income                                         $  159,196   $  257,588
                                                        ==========   ==========


NET INCOME PER SHARE                                    $      .01   $      .02
                                                        ==========   ==========
