Form 10QSB/A
period 1995-08-31
SELVAC CORP
filed 1995-11-22
CIK 726608

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 2-86149

                              SELVAC CORPORATION
      (Exact name of small business issuer as specified in its charter)

         Delaware                                  22-2408186
(State or other jurisdiction                   (I.R.S. Employer
    of incorporation or                          Identification No.)
        organization)

      221 Boston Post Road
      Marlboro, Massachusetts                          01752
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number                           (508) 481-9495


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject
to such filing requirements for the past 90 days.   Yes  X  No ___

The number of shares outstanding of each of the issuer's classes of common stock, as of September 22, 1995

             13,781,526 shares of Common Stock, $.01 par value

                             SELVAC CORPORATION


                                     Index






                                                                        PAGE


PART I.     FINANCIAL INFORMATION:

     Item 1.     Financial Statements:

                 Condensed consolidated balance sheet as
                 of August 31, 1995                                       3

                 Condensed consolidated statements of
                 operations for the three months ended
                 August 31, 1995 and 1994                                 4

                 Condensed consolidated statements of
                 cash flows for the three months ended
                 August 31, 1995 and 1994                                 5

                 Notes to condensed consolidated financial
                 statements                                               6

     Item 2.     Management's discussion and analysis of
                 financial condition and results of operations           7-8


PART II.      OTHER INFORMATION                                           9

              Signature                                                  10

              Exhibit 11   Statement Re:  Computation of net income
              per common share                                          11-12

              Exhibit 27   Financial Data Schedule                       13


                                  * * * *

                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                      SELVAC CORPORATION




DATE: November 22, 1995                         BY:    (s) Allan Borkowski
     ___________________                         ___________________________
                                                 Allan Borkowski
                                                 Chairman of the Board and
                                                 Chief Financial Officer