Form 10QSB
period 1995-11-30
SELVAC CORP
filed 1996-01-16
CIK 726608

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB


             [X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1995

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT
        For the transition period from _______________to________________
                        Commission file number 2-86149


                            SELVAC CORPORATION
_____________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)


      Delaware                                              22-2408186
_____________________________________________________________________________
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation of organization)                    identification No.)


         221 Boston Post Road, Suite 490, Marlboro, Massachusetts, 01752
_____________________________________________________________________________
                    (Address of principal executive offices)
                                   (Zip Code)


Issuer's telephone number                         (508) 481-9495
                                                 ____________________________



_____________________________________________________________________________
           Former name, former address and former fiscal year, if changed since last report


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               YES    X  NO  ___


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of January 5, 1996

                    14,088,526 shares of common stock, $.01 par value
_______________________________________________________________________________

                                                          Page 1 of 14 pages

                            SELVAC CORPORATION


                                  Index






                                                                        PAGE


PART I.     FINANCIAL INFORMATION:

     Item 1.     Financial Statements:

                 Condensed consolidated balance sheet as
                 of November 30, 1995                                     3

                 Condensed consolidated statements of
                 operations for the six and three months
                 ended November 30, 1995 and 1994                       4-5

                 Condensed consolidated statements of
                 cash flows for the six months ended
                 November 30, 1995 and 1994                               6

                 Notes to condensed consolidated financial
                 statements                                             7-8

     Item 2.     Management's discussion and analysis of
                 financial condition and results of operations         9-11


PART II.     OTHER INFORMATION                                           11

             Signature                                                   12

             Exhibit 11   Statement Re:  Computation of net income
             per common share                                         13-14

             Exhibit 27   Financial Data Schedule                        15



                                   * * * *

PART I.  FINANCIAL INFORMATION                   ITEM 1.  FINANCIAL STATEMENTS

                              SELVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                              NOVEMBER 30, 1995

                                    ASSETS
CURRENT ASSETS:
  Cash and equivalents                                              $ 612,604
  Accounts receivable, net of allowance for doubtful
   accounts of $164,242                                               528,303
  Finished goods inventories                                          718,029
  Note receivable, current portion                                     50,000
  Other current assets                                                110,134
                                                                   ____________
  Total current assets                                              2,019,070
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $674,476                                                           72,344
PATENTS AND PATENT RIGHTS, net of accumulated amortization
 of $829,693                                                          131,462
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, net
 of accumulated amortization of $166,257                               56,587
NOTE RECEIVABLE - RELATED PARTY, net of current portion               255,448
OTHER ASSETS
  Investment in non-marketable securities                             750,000
  Other                                                                13,919
                                                                  _____________
                                                                  $ 3,298,830
                                                                  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $    57,161
  Accrued expenses                                                     42,810
  Other current liabilities                                            23,100
                                                                  _____________
     Total current liabilities                                        123,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value,
    authorized-200,000 shares:
     Series A, 12% cumulative convertible;
       Issued and outstanding-22,500 shares                           225,000
     1985 Series, 12% cumulative convertible;
       Issued and outstanding-22,500 shares                           225,000
  Common stock, $.01 par value,
    authorized-20,000,000 shares:
     Issued-16,387,485 shares                                         163,875
  Additional paid-in capital                                        8,878,438
  Accumulated deficit                                              (5,360,955)
                                                                  _____________
                                                                    4,131,358
  Treasury stock, at cost, 2,474,959 common shares                   (955,599)
                                                                  _____________
     Total stockholders' equity                                     3,175,759
                                                                  _____________
                                                                  $ 3,298,830
                                                                  =============
See notes to condensed consolidated financial statements.


                              SELVAC CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                         NOVEMBER 30,
                                                   1995               1994

REVENUES:
  Net sales                                    $ 1,066,102       $ 1,529,168
  Franchise revenue, net of related costs               0              5,577
                                              _____________       ____________
                                                 1,066,102         1,534,745

COST OF SALES                                      625,629           886,448
                                              _____________       ___________
GROSS MARGIN                                       440,473           648,297
                                              _____________       ___________
OPERATING EXPENSES:
  Selling, general and administrative              512,066           473,411
  Loss on sale of property and equipment                 0            10,101
                                              _____________       ____________
                                                   512,066           483,512
                                              _____________       ____________
                                                   (71,593)          164,785

INVESTMENT INCOME                                   32,345            60,400
                                              _____________       ____________
INCOME (LOSS) BEFORE INCOME TAXES                  (39,248)          225,185

RECOVERY OF INCOME TAXES                                 0            55,114
                                              _____________       ____________
NET INCOME (LOSS)                              $   (39,248)      $   280,299
                                              =============       ============
NET INCOME PER COMMON SHARE                    $       .00       $       .02
                                              =============       ============
INCOME (LOSS) APPLICABLE TO COMMON STOCK       $   (66,248)      $   251,199
                                              =============       ============


WEIGHTED AVERAGED NUMBER OF COMMON SHARES AND
  DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING
  DURING PERIOD                                 13,849,510        14,559,687
                                              =============       ============

WEIGHTED AVERAGED NUMBER OF COMMON SHARES ASSUMING
  FULL DILUTION DURING PERIOD                    4,569,510        15,335,687
                                              =============       ============






See notes to condensed consolidated financial statements.

                              SELVAC CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                   1995               1994



REVENUES
  Net sales                                   $   314,868        $   549,351

COST OF SALES                                     213,241            309,403
                                              _____________       ____________
GROSS MARGIN                                      101,627            239,948

OPERATING EXPENSES:
  Selling, general and administrative             314,585            249,641
                                              _____________       ____________
                                                 (212,958)            (9,693)

INVESTMENT INCOME                                  14,514             32,404
                                              _____________       ____________
INCOME (LOSS) BEFORE INCOME TAXES                (198,444)            22,711

PROVISION FOR INCOME TAXES                              0                  0
                                              _____________       ____________
NET INCOME (LOSS)                             $  (198,444)       $    22,711
                                              =============       ============
NET LOSS PER COMMON SHARE                     $      (.02)       $       .00
                                              =============       ============

INCOME (LOSS) APPLICABLE TO COMMON STOCK      $  (211,944)       $     8,161
                                              =============       ============


WEIGHTED AVERAGED NUMBER OF COMMON SHARES AND
 DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING
 DURING PERIOD                                 13,844,944         14,468,381
                                              =============       ============

WEIGHTED AVERAGED NUMBER OF COMMON SHARES ASSUMING
 FULL DILUTION DURING PERIOD                   14,564,944         15,244,381
                                              =============      =============





See notes to condensed consolidated financial statements.

                              SELVAC CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                             NOVEMBER 30,
                                                         1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations          $  (39,248)   $  280,299
  Adjustments to reconcile net income (loss)
  to net cash (used) by operating activities:
     Loss on sale of equipment                               0        10,101
     Depreciation and amortization                     108,126        84,268
     Deferred tax recovery                                   0       (55,114)
Changes in operating assets and liabilities:
     Accounts receivable                               103,294       (48,035)
     Inventories                                      (182,074)     (124,382)
     Other operating assets                            (82,539)      (79,049)
     Accounts payable                                  (27,060       (91,242)
     Accrued expenses                                  (15,653)        8,013
                                                  _____________   ____________
     Net cash used by operating activities            (135,154)      (15,141)
                                                  _____________   ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of discontinued operations              0       350,000
  Notes receivable repayments                          112,500        41,000
  Property and equipment acquisitions                        0       (11,856)
  Other                                                      0         1,920
                                                  _____________  ___________
     Net cash provided by investing activities         112,500       381,064
                                                  _____________   __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note repayment                                             0      (140,000)
  Preferred stock dividends                            (26,700)      (29,100)
  Proceeds from issuance of common stock                30,750             0
  Treasury stock acquisitions                           (2,301)     (100,865)
                                                  _____________   ___________
     Net cash provided (used) by financing activities    1,749      (269,965)
                                                  _____________   ___________
 CASH USED BY DISCONTINUED OPERATIONS                        0      (126,506)
                                                  _____________   __________
DECREASE IN CASH FOR THE PERIOD                        (20,905)      (30,548
CASH, beginning of period                              633,509       337,863
                                                  ____________    __________
CASH, end of period                                    612,604    $  307,315
                                                  =============   ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Receipt of marketable securities as payment
   for accounts receivable                                       $   35,984
                                                                =============
  Receipt of non-marketable securities as payment of
   note receivable                                  $  750,000
                                                  =============
  Receipt of stock into treasury in payment of note
   receivable                                       $   37,500
                                                  =============

  Conversion of preferred stock into common stock   $   35,000
                                                  =============

See notes to condensed consolidated financial statements.

                              SELVAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
1.     BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1995.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Selvac Corporation and Subsidiaries Annual Report on form 10-KSB for the year ended May 31, 1995.

2     CONTINGENCIES:

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

     As of November 30, 1995, the carrying value of intangible assets relating to the Domestic Finally Free product, consisting primarily of patents, is $117,000.

3     INCOME TAXES:

     The Company recognized an increase in its deferred tax asset valuation allowance of approximately $17,000 and $85,000 respectively, for the three and six months ended November 30, 1995.

     For the six and three months ended November 30, 1994, respectively, the Company recognized a reduction in its deferred tax asset valuation allowance of approximately $155,000 and $10,000.

                              SELVAC CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)





4.     NOTE RECEIVABLE:

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


5     CHANGE IN ACCOUNTING ESTIMATE:

     Effective September 1, 1995, the Company reduced the estimated useful lives used in calculating depreciation and amortization of certain intangible assets and equipment. The effected assets will continue to be depreciated using the straight line method over the estimated remaining useful lives, as adjusted.

Depreciation and amortization expense included in selling, general and administrative expenses for the six and three months ended November 30, 1995 was approximately $39,000 higher than that which would have been calculated prior to the change in accounting estimate. As a result, loss before income taxes was increased by $39,000 for the six and three months ended
November 30, 1995 and net loss per common share for the three months ended November 30, 1995 increased by $.01. The effect on loss per common share for the six months ended November 30, 1995 was less that $.005.

                              SELVAC CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES:


     In June 1995, the Company renegotiated the repayment terms of its note receivable from CDF Acquisition Corp. (CDF). Under the terms of the original agreement, the entire principal plus accrued interest, at the prime rate, was payable in May 1996. Under the terms of the new agreement, in June 1995, the Company received $112,500 in cash and 200,000 shares of its own common stock valued at $37,500 as payment towards the CDF note receivable. In December 1995, the Company received an additional payment of $59,000 ($50,000 principal and $9,000 interest). The remaining principal and accrued interest balances are to be paid on an installment basis through June 1998. Interest on the unpaid principal balance is at 9% through June 1996 and 7% thereafter.

     In September 1995, the Company issued 75,000 shares of its common stock at $.41 per share upon the exercise of nonqualified stock options. Proceeds of $31,000 from the issuance, along with $113,000 CDF note repayment, were used to finance the Company's operations for the first half of fiscal 1996.

     In July 1995, Roadrunner Video Enterprises, Inc. (Roadrunner) was acquired by Business Data Group, Inc. (BDG), a publicly traded entity.
In satisfaction of Roadrunner's $750,000 note due to the Company, BDG issued 75,000 shares of $10 par value, 12% preferred stock to the Company. Each share of preferred stock is convertible into 10 shares of BDG common stock through June 2000.

     Although the preferred stock is a restricted security (not registered for public trading) Roadrunner is obligated to register, for public sale, a sufficient number of common shares to satisfy conversion rights attached to the preferred shares. Management of Roadrunner anticipates the completion of such registration by the first or second quarter of calendar year 1996. When and if the registration has been completed, intentions are to evaluate the merit of retaining all or part of the preferred stock.

     During the first quarter of the current fiscal year, the Company acquired 11,600 of its common shares into treasury in addition to those received as payment against the CDF note receivable. The Company does not anticipate treasury stock acquisitions in the immediate future unless there are unexpected price fluctuations.

     In December 1995, the Company filed a post-effective amendment to Form S-1 with the Securities and Exchange Commission, to register for public sale, 881,218 shares of its common stock, issuable at $1.25 per share, upon the excercise of outstanding common stock purchase warrants. Estimated costs of this registration are $25,000. There can be no assurance that all or any of the warrant holders will excercise their rights under the warrants. Present intentions are to use any proceeds resulting from exercise of these warrants for working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES:  (continued)

     The Company is presently dependent upon sales of one product in limited markets. Efforts have been made to pursue investment opportunities which will enable the Company to expand or diversify its market. In this regard, on October 11, 1995, the Company signed a non-binding letter of intent and pursuant to an agreement dated January 1, 1996 entered into a contract to acquire Classy Lady by Mehl of Puerto Rico, Inc. (Classy Lady), a privately held corporation. Under the terms of the contract, Classy Lady will be merged into and with a wholly owned subsidiary of the Company. In exchange for all of their stock in Classy Lady, its former stockholders will receive 15,000,000 shares of the Company's common stock. In addition, the former shareholders of Classy Lady will be entitled to earn-out incentives allowing them to receive up to 10,000,000 additional common shares contingent upon achieving designated milestones for the financing of joint ventures for the development of laser hair removal systems.

     Classy Lady, which is not an operating entity, owns exclusive license rights to certain multiple hair removal and laser hair removal processes for which patents have been obtained or are presently pending. Although costs associated with the Classy Lady acquisition are not expected to have a significant impact on the Company's cash flow, the need for additional resources is expected in order to develop and market products which exploit the Classy Lady processes. Financing arrangements, including a public or private placement of common stock will be considered should additional funds be needed in this regard.

     Classy Lady and Laser Industries LTD, (Laser Industries) a publicly held corporation, have signed an agreement to form a joint venture that will develop and market laser hair removal systems. Under the terms of the contract, Classy Lady will not be required to contribute financial resources to this joint venture.


RESULTS OF OPERATIONS:

     Sales for the six and three months ended November 30, 1995 decreased $463,000 or 30% and $234,000 or 43% respectively, as compared to the corresponding periods of the previous year. This was due primarily to a decrease in sales volume resulting from lower orders of Finally Free products, particularly in Europe and Canada, and to a lesser extent to price reductions necessitated by increased competition.

     Gross margin as a percentage of sales decreased by 1.1% and 11.4% respectively, for the six and three months ended November 30, 1995.
Current year sales, particularly those for the second fiscal quarter included a greater percentage to markets where the Company has less favorable pricing arrangements. Additionally, second quarter 1995 revenues included approximately $43,000 of promotional sales of Finally Firm products sold at little or no margin. The effect of these factors was offset to some degree by improved vendor pricing and warehousing efficiency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  (continued)

     The Company continues to be dependent on the sales of one product, Finally Free, which accounted for 95% of sales for the six months ended November 30, 1995. With further price decreases and reduced sales volume for Finally Free anticipated in future periods, the Company is continuing efforts to establish markets for Finally Firm. In this regard, Finally Firm had been introduced as a test market product in Taiwan. It is presently too early for management to draw conclusions as to the results of this effort.

     Additionally, during the second quarter of the current fiscal year, the Company began marketing efforts for its new Raywatch. This product is a wrist or clip-on watch that contains features which assist its wearer in measuring and monitoring exposure to ultra violet light. Initial intentions are for the Company to sell its Raywatch directly to domestic consumers. Other distribution arrangements and markets will be considered in the future. Costs related to the initial marketing of this product were $41,000.


     Selling, general and administrative expenses for the six and three months ended November 30, 1995, increased by $39,000 and $65,000 respectively, as compared to the corresponding periods of the previous year. Depreciation and amortization costs increased by $24,000 primarily as a result of changes in the estimated useful lives of certain intangible assets and equipment. The effect of this change in accounting estimate along with the aforementioned marketing costs related to the Raywatch product were the primary factors contributing to the increased selling, general and administrative costs. Additional Raywatch marketing costs of $25,000 to $50,000 are anticipated for the third quarter of current fiscal year.

     Assuming consummation of the Classy Lady acquisition and related Laser Industries joint venture, future direction of the Company's efforts will include those related to the development and marketing of products which exploit Classy Lady's licensed processes. Under the terms of the contract between the Company and Classy Lady, management of Classy Lady and their appointees are to comprise a majority of the Company's Board of Directors subsequent to the acquisition.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               The following exhibits is included herein:
                 Exhibit 11: Statement re: computation of net income per common share

                 Exhibit 27:  Financial Data Schedule


          (b)  Reports on Form 8-K:

               None

                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               SELVAC CORPORATION




DATE: January 12, 1996                         BY: (s) Allan Borkowski      .
      _________________                        ______________________________
                                               Allan Borkowski
                                               Chairman of the Board and
                                               Chief Financial Officer

                              SELVAC CORPORATION
          (11) Statement re:  Computation of New Income Per Common Share
                                (Unaudited)






Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share:

                                   SIX MONTHS ENDED       THREE MONTHS ENDED
                                      NOVEMBER 30,            NOVEMBER 30,
                                   1995(1)      1994      1995(1)       1994

PRIMARY:

  Weighted average number of shares
    outstanding                  13,849,510  14,559,687  13,844,944  14,468,381

  Assumed exercise of common stock
    warrants and certain stock
    options based on average market
    value                                  0          0           0           0
                                 ___________  __________  __________  _________
  Weighted average number of shares
    used in primary per share
    computations                 13,849,510  14,559,687  13,844,944  14,468,381
                                 ==========  ==========  ==========  ==========


FULLY DILUTED:

  Weighted average number of shares
    outstanding                  13,849,510  14,559,687  13,844,944  14,468,381

  Assumed conversion of Series A
    cumulative convertible stock    360,000     384,000     360,000     384,000

  Assumed conversion of 1985 Series
    cumulative convertible stock    360,000     392,000     360,000     392,000

  Assumed exercise of common stock
    warrants and certain options
    based on higher of average or
    closing market price                  0           0           0           0
                                  _________  __________  __________  __________
  Weighted average number of shares
    used in fully diluted per share
    computations                 14,569,510  15,335,687  14,564,944  15,244,381
                                 ==========  ==========  ==========  ==========

(1) Outstanding stock purchase warrants were not considered in the computation as their effect on earnings per share would be anti-dilutive.


                              SELVAC CORPORATION
      (11) Statement re:  Computation of Net Income Per Common Share
                                  (Unaudited)

                                  (Continued)

                                 SIX MONTHS ENDED      THREE MONTHS ENDED
                                    NOVEMBER 30,           NOVEMBER 30,
                                   1995      1994        1995         1994
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

  Primary                      13,849,510  14,559,687  13,844,944  14,468,381
                               ==========  ==========  ==========  ==========
  Fully diluted                14,569,510  15,335,687  14,564,944  15,244,381
                               ==========  ==========  ==========  ==========
PRIMARY:
  Net income (loss)            $  (39,248) $  280,299   $(198,444)  $  22,711
  Paid and cumulative undeclared
    preferred stock dividends     (27,000)    (29,100)    (13,500)    (14,550)
                               ___________  __________  __________  __________
  Net income (loss) applicable
    to common stock            $  (66,248) $  251,199   $(211,944)  $   8,161
                               =========== ==========   ==========  =========
  Net income (loss) per share  $      .00  $      .02  $     (.02)  $     .00
                               ===========  =========  ==========  ==========

FULLY DILUTED:


     Net income (loss) per share$       *  $        *  $        *   $       *
                                      ===          ==          ==          ==


*Not calculated as the effect would be anti-dilutive.








                                      -14-