Form 10KSB/A
period 1995-05-31
SELVAC CORP
filed 1996-04-10
CIK 726608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB-A2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 1995

[  ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                        Commission file number 0-11969
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

The number of shares outstanding of each of the registrant's claims of stock, as of July 31, 1995, is 13,723,126


Exhibit index is located on page 11 of this Annual Report Form 10-KSB.

                                     PART I


ITEM 1.	BUSINESS:

Selvac Corporation (Selvac or the Registrant) is incorporated under the laws of Delaware. As used herein the term "Company" refers to Selvac.

After the sale of substantially all of the assets used in the Company's Home Entertainment Segment effective at the close of business on May 31, 1994, the Company's Personal Care Appliance division was its only significant industry segment.

Business Development:
On April 22, 1985, the Company acquired all of the outstanding capital stock of (a) The Mehl International Corporation (Mehl) and (b) Nutrolysis International Corporation (Nutrolysis) for 1,000,000 and 100,000 shares, respectively, of common stock of the Company. Certain additional cash payments were made, and royalty payments of 2% of net Finally Free Hair Remover (Finally Free) worldwide sales collections are being made to the stockholders of Mehl. As part of the acquisition, the Company was assigned the rights to an exclusive License Agreement with Thomas L. Mehl, Jr., the inventor of Finally Free, for the licensed patent rights to his invention. The Agreement calls for payments of $1.50 per unit royalty for the first 500,000 units and $1.00 per Finally Free unit thereafter for the life of the patents. All royalties are based on net unit sales. Royalty expense under the agreements for fiscal years ended May 31, 1995, 1994, and 1993 was approximately $53,000, $64,000 and $96,000 respectively. An additional 100,000 shares of common stock of the company were issued by the Company to an investment banker for services in connection with the acquisition. Mehl was the owner of the Finally Free hair removal appliance described below.

Effective January 1, 1988, the Company merged the assets of its two wholly owned subsidiaries, The Mehl International Corporation and Nutrolysis International Corporation into Selvac Corporation. The subsidiaries were liquidated in order to reduce the administrative costs associated with maintaining more than one corporation.

The Company entered the personal care appliance business in 1985 with its acquisition of Mehl and Nutrolysis. Mehl owned the rights to a proprietary patented method of hair removal that uses directed radio frequency waves. This technology is employed in two products - a consumer appliance sold under the trade name Finally Free and a professional appliance sold under the trade name NU-Trolysis.

Both Finally Free and NU-Trolysis use the same energy, radio frequency. The unit's patented plated tips grasp the unwanted hair above the skin line. There is no needle, no head, and no pain. The radio frequency is transmitted from the unit to the hair where it works to weaken the chemical structure of the hair so that it can be easily removed.

Selvac has the worldwide rights to manufacture and sell products sold under the patented Mehl method to hair removal. The United States patents relating to hair removal system expire in 1996. The Company holds trademarks for the names "Selvac", "Finally Free", and "NU-Trolysis". Expiration of US patents is not expected to have a significant impact on the Company's operations or financial condition.

As had been noted in previous years' Forms 10-K and 10-KSB as well as quarterly filings, the FDA determined that the Company did not have the appropriate marketing approval to sell Finally Free domestically. The Company filed a number of appeals as well as developed and submitted new data in an attempt to gain marketing approval. On June 28, 1991, the United States District Court for the Eastern District of Pennsylvania approved a settlement, the Company denied allegations of the complaint but agreed, among other things, that the Company would not manufacture, process, pack, label, promote, advertise, distribute, or sell Finally Free unless and until it received marketing authorization from FDA. On December 6, 1991, FDA requested that the Company provide additional information for its 510(k) filing as part of the marketing authorization process. In February of 1992, Selvac received export approval for existing domestic units of Finally Free to Canada from the FDA. In July 1994, the FDA determined that Finally Free shall be considered a Class III device under the Food, Drug and Cosmetic Act and accordingly, will require premarket approval before it is sold, manufactured or distributed in the U.S.

Finally Free has represented the single largest part of the Company's sales since its acquisition. The uncertainty raised by the FDA situation caused the Company to look toward its foreign markets for new marketing opportunities. Hair removal is practiced worldwide, and the Company moved aggressively to open new markets, distributors, and sources of supply. The Finally Free sales base has shifted to international distribution primarily in Canada, England, Japan, Australia, Spain, and Korea. Manufacture of the Finally Free is through a manufacturer in the United Kingdom. Management believes that the international appliance business segment represents the Company's best opportunity for sales growth. The Company plans to continue to pursue additional international markets during the next year as well as evaluate new appliances for its distribution network.

Export sales primarily of Finally Free products, amounted to $2,733,000, $2,897,000 and $3,823,000 in 1995, 1994 and 1993, respectively. The 1995 export sales were $2,090,000 to Japan and $322,000 to Europe. The 1994 export sales included approximately $1,846,000 to Japan and $412,000 to Europe.
Export sales for 1993 included approximately $1,335,000 to Japan and $1,810,000 to Europe.

Sales to major customers as a percentage of total sales for the Company's personal care appliance segment were as follows:
                                          1995          1994          1993
     Ikeda Corporation                     76%           68%           36%
     Cranley Distribution                                              36%
     Impromedia S.L.                       10%           25%

Percentages not presented represent less than 10% of the sales from continuing operations.

Any substantial decrease in sales to Ikeda Corporation would have a significant detrimental impact on the Company's operations and financial condition.

The NU-Trolysis unit is sold to dermatologists, estheticians and salons for use on their patients/clients. NU-Trolysis is offered for sale both domestically and internationally. The NU-Trolysis system is marketed in the United States pursuant to Section 510(k) Notification K780348, which was cleared by the FDA on May 18, 1974. To the best of its knowledge, the Company is in compliance with all manufacturing and annual registration requirements for this product.

The Company has moved its focus on skin care products overseas. The Finally Firm Facial Toning System (Finally Firm) is being marketed in Korea. A test market for this unique skin care product continues in Japan and another test market in Taiwan is to begin in fiscal 1996. These efforts are not expected to produce meaningful results prior to the summer of 1996. The Company will also attempt to increase its market for Finally Firm in the United States and Europe. While Finally Firm's sales accounted for less than 5% of revenues for the Company's personal care appliance segment for each of the past three years, efforts will be made to increase sales of this product in future years.

The Company is party to a Royalty Agreement with a concern entitled to manufacturing rights for Finally Firm. The terms of this agreement call for royalty payments of $15 per unit for sales of 25,000 units of Finally Firm after the sale of the first 10,000 units. The Royalty amount is reduced to 3% of sales for units sold thereafter. Royalty expense for the years ended May 31, 1995, 1994 and 1993, under the terms of this agreement, were $48,000, $25,000 and $35,000, respectively.

The domestic personal care business has historically been highly seasonal, with the fall selling season being its strongest period. The consent decree with FDA has resulted in a shift in focus to international markets and internationally, the Company believes that its business is not seasonal in any material respect.

Research and development expenditures were less that .5% of consolidated net sales for each of the past three years.

Competitive Business Conditions:
As a result of FDA restrictions, the Company does not produce or sell its Finally Free product in the US. Sales have been through arrangements with distributors in Japan, Canada, Korea, Spain, United Kingdom, Australia, Netherlands and other lesser significant foreign markets.

Significant competitive products in this industry include over-the-counter depilatory solutions, "waxing" products for home use and products which employ technologies similar to those employed by Finally Free (knock-off products). The Company markets its product as a painless alternative to commercially available electrolysis and waxing without the potential for skin rashes and irritation associated with depilatory solutions.

The Company sells its Finally Free product at prices competitive with those of knock-off products, with the benefit of patent protection and what management considers to be superior design and performance qualities. Additionally, the Company takes necessary actions to assure that its products meet regulatory e-by-case basis concerning whether or not action is taken against competitors offering products considered to be in violation of Company patents. Such decisions give consideration to anticipated costs and benefits.

Selvac System:
Management of Selvac has decided to withhold any further investment in the SELVAC SYSTEM until there is convincing evidence from consumers that such investment would be productive. The SELVAC SYSTEM is a nonaerosol dispensing unit employing a push-button continuous action mechanism.

Resources:
At July 31, 1995, the Company employed 5 employees (4 full time and 1 part time). As a marketing company, Selvac has elected not to manufacture its product directly. In the case of Finally Free and Finally Firm appliances, the Company owns the molds from which the plastic parts are produced as well as some of the production equipment and uses two primary vendors for the actual assembly work. Neither of these vendors is under contract and numerous alternative vendors are available to produce the Company's products. No unusual quality control, production or delivery problems have been encountered with current suppliers.

Business Disposition:
Effective at the close of business on May 31, 1994, the Company sold substantially all of the assets of Video Knights, Inc., its unprofitable subsidiary, to Roadrunner Video Enterprises, Inc. for $350,000 cash and promissory notes aggregating $1,060,000. For further information, see Note 4 to the consolidated financial statements.

The Company has retained the trademarks and franchising rights for "Video Knights" and "Just the Hits". One video cassette retail facility is in operation under a Video Knights franchise agreement at no cost to the Company. There are no immediate plans or intentions to sell additional franchises. Management has and will continue to entertain offers to sell its "Video Knights" and "Just the Hits" trademarks and franchising rights.

Backlog:
The sales order backlog of the Company, at any point in time, is negligible. Orders are shipped from inventory as received and are based upon purchase orders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:
For the year ended May 31, 1995, the Company realized a profit from continuing operations of $144,000, $.01 per share as compared to a loss of $260,000, $.02 per share, for the previous year. This return to profitability was primarily attributed to reduced selling, general and administrative costs in 1995 as a result of efforts instituted by management and the absence of certain "non-recurring costs" which had an impact on 1994 operations.

For the year ended May 31, 1995 net sales were $2,745,000, a decrease of $208,000 or 6% as compared to the prior year. Increased competition necessitated price reductions which was the primary factor contributing to the decrease in net sales. Despite the price reductions, cost of sales, as a percentage of sales, was 57% for both 1995 and 1994. This is primarily a result of improved vendor pricing, warehousing efficiency and product diversification for the current fiscal year.

In fiscal 1994 the Company recorded a charge of $237,000 for write down of inventories of products which had been discontinued or replaced and where it was determined that existing inventories would be of limited value. Additionally, as a result of a Massachusetts audit of the Company's Corporate income tax returns for the years ended May 31, 1988, 1989, and 1990, the Company was assessed $39,000 for underpayment of Massachusetts corporate income
tax and related interest of $27,000.   These amounts, which represent the
entire balance due as a result of the audit, had been charged to operations in 1994. The tax assessment and related interest charge did not have a material effect on the Company's financial condition.

Selling, general and administrative costs for the current fiscal year were $213,000, or 16%, lower than those for the previous year. This decrease is primarily a result of downsizing efforts which were completed in May, 1994. Additionally, selling and administrative costs for 1994 included significant costs required to protect the Company's intellectual property rights in its Asian markets. Management does not anticipate significant costs of this nature in the immediate future.

Interest income for fiscal 1995 was $127,000, an increase of $97,000 over the previous year. This was primarily attributed to interest earned on the note receivable from Roadrunner Video Enterprises, Inc. obtained from the sale of the Video Knights assets.

The Company has continued to be dependent on foreign sales of one product, Finally Free. Continuing efforts to establish markets for Finally Firm are being pursued. Fiscal 1995 sales of Finally Firm units and related products were $130,000, an increase of 20% from the prior year.

Continued price decreases and reduced sales volume for the Company's Finally Free products are anticipated for future periods. The Company's Finally Firm is to be introduced as a test market product in Taiwan through a distributor. If marketing efforts prove successful in this regard, it is anticipated that improved Finally Firm sales will offset the effects of anticipated decline in Finally Free Sales.

If the marketing efforts related to Finally Firm products are not successful, management feels other alternatives will need to be considered for the Company to maintain profitability. These alternatives will include further selling and administrative cost reductions and/or product and market expansion within or outside the Company's present industry.

Expiration of the Company's US Finally Free patents in 1996, is not expected to have a significant impact on future operations.

Liquidity and Capital Resources:
For the year ended May 31, 1995, the cash flows from continuing operations along with proceeds from the sale of the Company's discontinued business segment enabled the Company to improve its year end cash position by year. Video Knights remains secondarily liable under facilities lease agreements and the Company is the guarantor of one of these leases. Roadrunner continues to pay the lessors and the Company does not anticipate incurring any costs in this regard.

Several of the Company's distributors have experienced difficulties in meeting their payment terms prompting the Company to increase its provision for doubtful accounts. This combined with lower sales volume for the year has resulted in the net accounts receivable balance decreasing by $287,000 for the current year. Accounts payable balances were above their normal levels at the end of fiscal 1994. With improvement in cash flows for 1995, resulting primarily from the Video Knights disposition, accounts payable and accrued expense balances were reduced by $451,000.

In June 1995, the Company renegotiated its note receivable from CDF Acquisition Corp. (CDF). Under the terms of the original agreement, the entire principal plus accrued interest, at the prime rate, was payable in May 1996. In June 1995, under the terms of the new agreement, the Company received $112,500 in cash and $37,500 of its own common stock as payment towards the CDF note receivable. The remaining principal balance is to be paid in installments of $50,000 in December 1995, 1996, 1997 and June 1998. Accrued interest at May 31, 1995 of $96,000 and additional interest at 9% through June 1996 and 7% thereafter, is payable at $50,000 in December 1996 with the remainder due in December 1997.

At May 31, 1995, the Company had an outstanding $750,000 note receivable from Roadrunner Video Enterprises, Inc. (Roadrunner), which requires quarterly principal payments of $62,500 and monthly interest payments at prime plus 1% on the outstanding principal balance. In July 1995, Roadrunner was acquired by Business Data Group, Inc. (BDG) a publicly traded entity. In accordance with the terms of an agreement between Roadrunner and the Company, the note was satisfied with BDG issuing 75,000 shares of $10 par value, 12% preferred stock to the Company. Each share of preferred stock is convertible into 10 shares of BDG common stock through June 2000.

Although the preferred stock will be a restricted security (not registered for public sale) Roadrunner is obligated to register, for public sale, a sufficient number of common shares to satisfy conversion rights attached to the preferred shares. Management of Roadrunner anticipates the completion of such registration by the fourth quarter of calendar year 1995 or the first quarter of calendar year 1996.

The Company acquired 802,300 shares of treasury stock at an aggregate cost of $229,000 during the current fiscal year. Future treasury stock acquisitions are anticipated provided there are no unexpected price fluctuations or alternative need for funds.

The Company is presently dependent upon sales of one product in limited markets. Current liquid assets and anticipated note receivable installment payments are considered to be sufficient to meet the cash flow requirements of existing operations. However, management intends to pursue investment opportunities which will enable the Company to diversify. It is expected that the initial cost of any such significant investment and funds needed for the operations of an acquired entity, would be financed primarily with long-term debt or equity. Presently, there are no specific plans concerning any such investment.

Marketing costs associated with introducing the Finally Firm product to Taiwan on a test market basis are to be borne by the distributor. No significant capital expenditures were required.

                      SELVAC CORPORATION AND SUBSIDIARY

            ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                          AND INDEPENDENT AUDITORS' REPORT

                         YEARS ENDED MAY 31, 1995 AND 1994



                                C O N T E N T S


                                                                       PAGE


INDEPENDENT AUDITORS' REPORTS                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet                                        F-2

     Consolidated Statements of Operations                             F-3

     Consolidated Statements of Changes in
       Stockholders' Equity                                            F-4

     Consolidated Statements of Cash Flows                            F-5-6

     Notes to Consolidated Financial Statements                       F-7-16

PART IV


ITEM 9.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K:

(a)   The following documents are filed as part of this report:

      1. and 2.   Consolidated Financial Statements and Independent Auditor's
                  Report

                  These documents are listed in Item 7 and are included on Pages F-1 through F-16.

      3.          Exhibits (Note)

                  (a)    Exhibit 3.     Articles of Incorporation and By Laws,
                                        incorporated by reference from Form S-1
                                        dated August 26, 1983

                  (b)    Exhibit 4.     Instruments defining the rights of
                                        security holders, incorporated by
                                        reference from Form S-1 dated
                                        August 26, 1983

                  (c)    Exhibit 11.    Statement re:  Computation of per
                                        share earnings, page F-17-18.

                  (d)     Exhibit 13.   Reports to security holders See Forms
                                        10-Q filed during the year ended
                                        May 31, 1995

                  (e)     Exhibit 21.   Subsidiary of the Registrant, herein at
                                        page F-19

(b)   Reports on Form 8-K
      The Registrant did not file any reports on Form 8-K during the last quarter of its year ended May 31, 1995.





(Note)  All exhibits not listed were not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      Selvac Corporation
                                                      (Registrant)


                                By:  Allan Borkowski                        .
                                     Allan Borkowski, Chairman of the Board
                                     of Directors and Chief Financial Officer

Dated:                    1996

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Directors
 of Selvac Corporation:



We have audited the accompanying consolidated balance sheet of Selvac Corporation and subsidiary as of May 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the years in the two year period ended May 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies as of May 31, 1995, and results of their operations and their cash flows for each of the years in the two year period ended May 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on June 28, 1991, the Company entered into a consent decree with the Food and Drug Administration (FDA). The Company has agreed not to manufacture, process, advertise or distribute its principal product within the United States unless and until premarket approval as a Class III device under the Food, Drug and Cosmetic Act, has been received from the FDA. The Company has begun to explore its options in this regard. However, there can be no assurance that action will be taken concerning premarket approval and that if they are, they will be successful. Accordingly, the accompanying consolidated financial statements do not reflect any adjustments which may result upon resolution of this matter.







Bond, Andiola & Company
Raritan, New Jersey
July 13, 1995

                       SELVAC CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 MAY 31, 1995


                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents                                      $   633,509
  Accounts receivable, net of allowance for doubtful
   accounts of $229,941                                         631,597
  Inventories                                                   535,955
  Notes receivable, current portion                             200,000
  Other current assets                                           36,581
     Total current assets                                     2,037,642

PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $633,241                                                    113,578

PATENTS AND PATENT RIGHTS, net of accumulated amortization
 of $793,631                                                    167,524

EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, net of
  accumulated amortization of $143,211                           79,633

NOTES RECEIVABLE, net of current portion:
  Related parties                                               245,833
  Other                                                         750,000

OTHER ASSETS                                                     22,332

                                                            $ 3,416,542

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                            CURRENT LIABILITIES:
  Accounts payable                                          $    84,221
  Accrued expenses                                               58,813
  Other current liabilities                                      22,450
     Total current liabilities                                  165,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value, authorized-200,000
   shares:
     Series A, 12% cumulative convertible;
       Issued and outstanding-24,000 shares                     240,000
     1985 Series, 12% cumulative convertible;
       Issued and outstanding-24,500 shares                     245,000
  Common stock, $.01 par value, authorized-20,000,000 shares:
     Issued shares-16,256,485                                   162,565
  Additional paid-in capital                                  8,813,998
  Accumulated deficit                                        (5,294,707)
                                                              4,166,856
  Treasury stock, at cost, 2,263,359 common shares             (915,798)
     Total stockholders' equity                               3,251,058

                                                            $ 3,416,542

See notes to consolidated financial statements.
                                     F-2

                                 SELVAC CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    YEAR ENDED MAY 31,
                                                    1995            1994
REVENUES:
  Net sales                                     $ 2,744,620      $ 2,922,400
  Franchise income, net of related costs
   $2,813 in 1994                                         0           30,220
                                                  2,744,620        2,952,620
COST OF SALES                                     1,562,898        1,666,132

GROSS MARGIN                                      1,181,722        1,286,488

OPERATING EXPENSES:
 Selling, general and administrative              1,087,462        1,302,011
 Charge for inventory write downs                         0          237,178
 Loss on sale of property and equipment              20,361                0
 Loss on sale of marketable securities                7,822                0
                                                  1,115,645        1,539,189

                                                     66,077         (252,701)

INTEREST INCOME                                     126,537           29,460

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                      192,614         (223,241)

PROVISION FOR INCOME TAXES                           48,386           36,794

INCOME (LOSS) FROM CONTINUING OPERATIONS            144,228         (260,035)

DISCONTINUED OPERATIONS:
  Operating loss                                          0         (580,209)
  Loss on disposal, including provision of
   $100,000 for operating losses during
   phase-out period and net of recovery of
   income taxes of $12,500                                0       (1,084,721)
    Net loss from discontinued operations                 0       (1,664,930)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING PRINCIPLE                     144,228       (1,924,965)

CHANGE IN ACCOUNTING PRINCIPLE - cumulative
 effect to June 1, 1993 of application of
 Statement of Financial Accounting Standards
 No. 109 "Accounting for Income Taxes"                     0          35,886

NET INCOME (LOSS)                                $   144,228     $(1,889,079)

NET INCOME (LOSS) PER COMMON SHARE:
 Continuing operations                           $       .01     $      (.02)
 Discontinued operations                                 .00            (.11)
NET INCOME (LOSS)                                $       .01     $      (.13)

INCOME (LOSS) APPLICABLE TO COMMON STOCK         $    86,028     $(1,947,279)

See notes to consolidated financial statements.
                                      F-3

SELVAC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                            COMMON          ADDITIONAL              TREASURY
                                  PREFERRED STOCK         STOCK ISSUED      PAID-IN   ACCUMULATED    STOCK
                              SERIES A   1985 SERIES  SHARES      AMOUNT    CAPITAL    DEFICIT       AT COST
Year ended May 31, 1994:

  Balance, May 31, 1993       $240,000  $245,000     16,256,485  $162,565  $8,813,998  $(3,433,456)  $(418,749)
  Cash dividends on preferred
   stock:
     Series A                                                                              (28,800)
     1985 Series                                                                           (29,400)
  Purchase of treasury stock                                                                          (268,469)
  Net loss                                                                              (1,889,079)
  Balance, end of year         240,000   245,000     16,256,485   162,565   8,813,998   (5,380,735)   (687,218)

Year ended May 31, 1995:

Cash dividends on preferred
 stock:
     Series A                                                                              (28,800)
     1985 Series                                                                           (29,400)
  Purchase of treasury stock                                                                          (228,580)
  Net income                                                                               144,228
  Balance, end of year        $240,000  $245,000     16,256,485  $162,565  $8,813,998  $(5,294,707)  $(915,798)








See notes to consolidated financial statements.
                                                                F-4


                      SELVAC CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        YEAR ENDED MAY 31,
                                                        1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations          $ 144,228      $(260,035)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Loss on sale of property and equipment            20,361              0
     Loss on sale of marketable securities              7,822              0
     Depreciation and amortization                    172,104        251,378
     Deferred taxes                                    48,386        (44,886)
     Charge for inventory write downs                       0        237,178
     Provision for bad debts                          163,660        122,793
  Changes in operating assets and liabilities:
     Accounts receivable                              123,362         13,172
     Inventories                                     (103,904)       (97,015)
     Other operating assets                            50,448         25,951
     Accounts payable                                (365,882)        60,613
     Accrued expenses                                 (88,430)        71,291
     Other operating liabilities                        2,400          7,800

     Net cash provided by operating activities        174,555        388,240

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of discontinued operations       350,000              0
  Proceeds from sale of property and equipment          6,900              0
  Proceeds from sale of marketable securities          29,256              0
  Property and equipment acquisitions                 (11,856)       (62,500)
  Notes receivable repayments                         319,300          1,339

     Net cash provided (used) by investing
      activities                                      693,600        (61,161)

CASH USED BY FINANCING ACTIVITIES:
  Note repayment                                     (140,000)             0
  Preferred stock dividends                           (58,200)       (58,200)
  Treasury stock acquisitions                        (228,580)      (268,469)

Net cash used by financing activities                (426,780)      (326,669)

CASH USED BY DISCONTINUED OPERATIONS                 (145,727)      (263,962)

INCREASE (DECREASE) IN CASH FOR THE YEAR              295,648       (263,552)

CASH, beginning of year                               337,861        601,413

CASH, end of year                                   $ 633,509     $  337,861


See notes to consolidated financial statements.
                                   F-5

                       SELVAC CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                       YEAR ENDED MAY 31,
                                                         1995      1994


SUPPLEMENTAL SCHEDULES OF NON-CASH ACTIVITIES:
  Marketable securities received in payment
   of accounts receivable                           $   35,984    $        0

  Proceeds on sale of discontinued operations
   financed by the Company                          $        0    $1,410,000


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Payments during the year for:
    Income taxes                                    $        0    $   39,124

    Interest                                        $        0    $   27,178




CASH FLOWS FROM DISCONTINUED OPERATIONS ARE
 COMPRISED AS FOLLOWS:
  Cash provided (used) by:
    Operating activities                           $ (145,727)   $ (242,201)
    Investing activities                                    0      (161,761)
    Financing activities                                    0       140,000

                                                   $ (145,727)   $( 263,962)















See notes to consolidated financial statements.
                                   F-6

                      SELVAC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business of Company:
Selvac Corporation (the Company) is engaged in the sale and distribution of appliances and machines utilizing a patented hair removal system. Until May 31, 1994 Video Knights, Inc. (VKI), its wholly owned subsidiary, had owned and operated unique concept-based home entertainment centers which rented and sold videotapes, laser discs, video games and audio books. Additionally, VKI is authorized to sell Franchises in several Mid-Atlantic states. As disclosed in
Note 4, substantially all operations of Video Knights, Inc. were discontinued effective June 1, 1994.

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Video Knights, Inc. All material intercompany balances and transactions have been eliminated.

Inventories:
Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment:
Property and equipment are recorded at cost. The Company uses the straight line method of providing for depreciation and amortization for financial reporting purposes and accelerated methods for tax purposes. Repair and maintenance expenditures are charged to income as incurred.

Patents and Patent Rights:
The patents and patent rights are recorded at cost and are amortized on the straight-line method over their remaining lives, at the date of acquisition, which vary from six to seventeen years.

Excess of Cost Over Fair Value of Assets Acquired:
The excess of the cost over the fair value of net assets at the date of acquisition of acquired businesses is being amortized on the straight-line method over a periods ranging from ten to forty years.

Deferred Franchise Costs:
Deferred franchise costs are recorded at cost and amortized on the straight line method over a period of ten years.

Income Taxes:
In accordance with FASB 109, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. The tax benefit related to operating loss and tax credit carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

                        SELVAC CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Cash and Cash Equivalents:
For purposes of reporting cash flows, cash and cash equivalents include money market funds and other liquid investments maturing within 90 days of the balance sheet date.

Concentration of Credit Risk:
During the normal course of business, the Company maintains cash balances in excess of FDIC insurance coverage limits. At May 31, 1995 cash funds in excess of such insurance coverage limits were $236,000. The Company has not experienced any losses related to these investments.

At May 31, 1995 four separate wholesale customers accounted for 36%, 26%, 16% and 10% respectively of the Company's total accounts receivable balance. Although the Company does not require collateral, and payment terms offered in certain circumstances by the Company are for periods in excess of those general provided typical business situations, reserves for potential credit losses are maintained and such losses have been within management's expectations.

2.  CONTINGENCIES:

Litigation:
Since January 1990, the Company has been engaged in an ongoing dispute with the United States Food and Drug Administrative (FDA) regarding the marketing status of Finally Free Hair Remover for personal (non-professional) use.

On June 28, 1991, the United States District Court for the Eastern District of Pennsylvania approved a settlement agreement between the Company and FDA. Pursuant to the settlement agreement, the Company denied the allegations of the complaint but agreed, among other things, that the Company would not manufacture, process, pack, label, promote, advertise, distribute, or sell Finally Free Hair Remover unless and until it received marketing authorization from FDA. On December 6, 1991, FDA requested that the Company provide additional information for its 510(k) filing as a part of the marketing authorization process.

In February 1992, the Company received approval from the FDA, to export Finally Free Hair Remover to Canada. Since this date, the Company has modified inventories of this product which was manufactured for sale in U.S. markets to enable them to be sold internationally. The carrying value of intangibles, principally patents relating to the domestic Finally Free product as of May 31, 1995, is $167,000.

In July 1994, the FDA determined that Finally Free shall be considered a Class III device under the Food, Drug and Cosmetic Act and accordingly, will require premarket approval before it is sold, manufactured or distributed in the U.S. Discussions have taken place between management and a major U.S. Corporation in the personal care appliance industry concerning the pursuit of required FDA approval in this regard. These discussions are in their preliminary stage and there can be no certainty that such actions will be taken, or if they are, that they will be successful.

                       SELVAC CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  CONTINGENCIES: (Continued)

Litigation: (Continued)
In March 1991, the Company initiated an action relating to several ongoing royalty issues with the licenser of its radio frequency epilation technology whereby the licenser has asserted the Company underpaid its obligations under certain royalty agreements. The Company's counsel believes that a favorable outcome is likely. The action is pending in Federal District Court, Boston, Massachusetts.

Insurance Claim:
On April 20, 1995 the Company filed a $172,800 claim with its insurance company in connection with the alleged theft of Finally Free inventory from a bonded warehouse. At May 31, 1995, merchandise subject to this claim is carried in inventory at $99,000.

3.  CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES:

For the year ended May 31, 1994 the Company adopted the asset and liability method of accounting for income taxes as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (FASB
109), "Accounting for Income Taxes" which is effective for years beginning after December 15, 1992. Prior years' financial statements have not been restated. The cumulative effect of the accounting change increased net income for the year ended May 31, 1994 by $35,886. The effect on earnings per common share was less than $.01.

The Company previously used the deferred method of accounting for income taxes.

4.  DISCONTINUED OPERATIONS:

Effective at the close of business on May 31, 1994, the Company sold substantially all of the assets of VKI (the Business) to Roadrunner Video Enterprises, Inc. (Roadrunner) for $350,000 cash and $1,060,000 in promissory notes. The operating results of the Business have been reported as "discontinued operations" and include:
                                                                 1994
     Net Sales                                                $1,732,403
     Loss before income tax                                   $ (580,209)
     Net operating loss                                       $ (580,209)

Included in the calculation of the loss on disposal of the business are cost associated with disposal of the Business of $100,000, professional fees related to the sale of $20,000 and a write down for declines in value of intangible assets directly attributed to the disposition of $167,000.

The sales price had been contingent upon average per store gross revenues (for each of the five video retail locations sold) during the year ended September 30, 1995 being within a specified range. During the year ended May 31, 1995, in consideration of the Company granting Roadrunner an extension of time for making principal payments, Roadrunner has agreed to waive the sales contract price contingency.

                        SELVAC CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  INVENTORIES:

At May 31, 1995, inventories consist entirely of personal care appliance finished goods.

 6.  PROPERTY AND EQUIPMENT:

Property and equipment is comprised as follows:
                                                           ESTIMATED USEFUL
                                                             LIFE IN YEARS
          Machinery and equipment           $ 677,257          3 - 7
          Furniture and fixtures               69,562            7
                                              746,819
           Less:  Accumulated depreciation
            and amortization                 (633,241)

                                            $ 113,578

Depreciation and amortization of property and equipment was $93,534 in 1995 and $497,890 ($166,540 - continuing operations and $331,350 - discontinued operations) in 1994.

7.  ACCRUED EXPENSES:

Accrued expenses consist of the following:

        Professional fees                   $ 11,333
        Severance                             10,000
        Royalties                             30,022
        Other                                  7,458

                                            $ 58,813

8.  STOCKHOLDERS' EQUITY:

Preferred Stock:
$10 Par Value Series A
12% Cumulative Convertible Preferred Stock

Each share of Series A stock can be converted into 16 shares of common stock by the holder thereof. At any time, the Company may redeem these shares at par, plus any unpaid dividends, and the holders may convert to common shares within 30 days of notice of redemption. The dividends are payable semiannually.

                       SELVAC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCKHOLDERS' EQUITY: (Continued)

$10 Par Value 1985 Series
12% Cumulative Convertible Preferred Stock

The Company sold 75 units at a price of $10,000 per unit. Each unit consists of 1,000 shares of $10 par value 1985 Series, 12% cumulative preferred stock (each share convertible into 16 shares of common stock) and three-year warrants to purchase 16,000 shares of common stock at $1 per share. All the warrants have been exercised. At any time, the Company may redeem these preferred shares at par, plus any unpaid dividends, and the holders may convert to common shares within 30 days of notice of redemption. The dividends are payable semiannually.

Common Stock:
As of May 31, 1995, warrants to purchase 881,218 common shares of $1.25 per share were outstanding. The expiration date of these common stock warrants, as extended, is December 7, 1996.

The Company has reserved 1,732,218 shares of common stock for conversion of preferred stock, warrants and stock option plan.

Stock Options:
Under the terms of the Company's stock option plan, incentive options to purchase common shares may be granted to employees at a price to be fixed by the Board of Directors or Stock Option Committee, but not less than the fair value on the date of grant (110% of fair value if the optionee owns or would own 10% of the outstanding shares if the options were exercised).
Nonqualified options may be granted at prices less than fair value. Incentive options have a duration of seven years from the date granted.

QUALIFIED   NONQUALIFIED

  Year granted                                    1985-1988      1983-1989

  Option price per share                        $.41 - $1.44    $.41 - $1.44

  Year Ended May 31, 1994:
   Balance outstanding, beginning of year          270,000         75,000
   Options canceled and expired                   (270,000)             0

   Balance outstanding, end of year                      0         75,000

  Year Ended May 31, 1995:
   Options canceled and expired                                         0
   Balance outstanding and excercisable,
    end of year                                          0         75,000

                      SELVAC CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  NOTES RECEIVABLE:

Notes receivable are comprised as follows:

  Note receivable, CDF Acquisition Corp. (CDF), principal
   balance of $350,000 plus accrued interest of $95,833 (1)        $  445,833

  Notes receivable Roadrunner, collateralized by the
   VKI assets sold (Note 4):
Due in quarterly installments of $62,500 plus
 interest at prime plus 1%, through June 1998 (2)                     750,000

  Other unsecured interest free demand note                            40,500
                                                                    1,236,333
Less current portion                                                  200,000
                                                                    1,036,333
Less allowance for bad debt                                            40,500
                                                                   $  995,833

(1) A current director of the Company and a former officer and director are stockholders in CDF. The note receivable from CDF was obtained as consideration when the Company sold the stock of its former wholly owned subsidiary Beauty Resources, Inc. (BRI) to CDF in May 1991. In June 1995, the note was renegotiated and the Company received $112,500 in cash and 200,000 shares of its own common stock, valued at $37,500, which are to be applied towards the outstanding principal balance. Under the new agreement, the remaining outstanding principal balance is payable in four installments of $50,000 in December 1995, 1996, 1997 and June 1998. Accrued interest of $95,833 at May 31, 1995, plus additional interest at 9% through June and 7% thereafter is payable at $50,000 in December 1996 with the remaining outstanding balance due in December 1997. The note receivable has been classified under the terms of the new agreement on the May 31, 1995 balance sheet.

(2) Under the terms of a contractual agreement between VKI and Roadrunner, VKI has the option to exchange the Roadrunner note for a specified equity position in Roadrunner, should Roadrunner's stock become registered for public trading or should Roadrunner become a subsidiary of a publicly traded corporation. Under the terms of the agreement, in such circumstances, Roadrunner shall be obligated to register, for public trading, any common shares issued to VKI. Additionally, Roadrunner is obligated to register for public trading sufficient common shares to be reserved for issuance to VKI in satisfaction of any conversion rights attached to senior equity securities issued to VKI. In June 1995, Roadrunner signed a letter of intent whereby Roadrunner is to be acquired as a wholly owned subsidiary of a publicly traded Company. A July 1995 closing is anticipated. Should this acquisition be consummated management's intention is to exercise VKI's Option. The note receivable from Roadrunner has been classified as a non-current asset on the Company's May 31, 1995 balance sheet.

                       SELVAC CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS:

Royalties:
The Company has entered into agreements which provide for royalty payments based on a percentage of net sales or units sold of its principal products. Royalty expense under the agreements for fiscal years ended May 31, 1995 and 1994 was $101,000 and $89,000, respectively.

Operating Leases:
The Company leases office, retail sales and warehouse facilities and equipment under non-cancelable operating leases, ranging from six months to ten years. Renewal options included in retail sales facilities leases range from three to seven years.

Under the terms of the agreement between the Company and Roadrunner (Note 4), the Company has agreed to assign to Roadrunner all of its tenants rights under the lease agreements for facilities used in its discontinued operations. At May 31, 1995, assignment to Roadrunner of primary responsibility for fulfilling the leasing obligation had been approved by landlords for two of the leases. While negotiations are underway toward obtaining approval of such assignment by the other various landlords, Roadrunner is leasing these premises on a month-to-month basis from the Company. No amounts have been provided for in the loss on discontinued operations for future rents due under these leases.

Future annual minimum lease payments under non-cancelable operating leases in effect at May 31, 1995, including those assigned to Roadrunner, are:

  Year Ending May 31,
        1996                           $  349,181
        1997                              357,833
        1998                              248,541
        1999                              251,079
        2000                              258,060
        Thereafter                         362,680
                                        $1,827,374

Facilities rent expense for the years ended May 31, 1995 and 1994, was $76,947 and $522,023 ($69,617 - continuing operations and $452,406 - discontinued operations) respectively, including rent to Optivest (Note 14).

11.  NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed based on net income (loss) for the period after providing for preferred stock dividend requirements. The number of shares used in the computation is the weighted average number of common shares and, when their effect would be dilutive, common equivalent shares outstanding during the period. Weighted average number of shares during the periods are 14,345,234 in 1995 and 15,189,614 in 1994.

                       SELVAC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES:

For the year ended May 31, 1994 as a result of a Massachusetts tax audit, the Company was assessed additional Massachusetts corporate income taxes of $39,124 and related interest of $27,178 for the fiscal years ending May 31, 1988, 1989 and 1990. These amounts have been included in the statement of operations for the year ended May 31, 1994.

The components of the provision for income taxes from continuing operations are as follows:
                                                        YEAR ENDED MAY 31,
                                                            1995        1994
  Current:
     Federal                                               $     0     $     0
     State                                                       0      36,794
                                                           $     0     $36,794
  Deferred:
     Federal                                               $34,000     $     0
     State                                                  14,386           0
                                                           $48,386 $   $     0

The following is a summary of the tax effects of the significant temporary differences which comprise the Company's deferred tax asset at May 31, 1995:

     Bad debt reserve                                      $   116,290
     Depreciation                                               12,000
     Amortization of intangibles                               (88,320)
     Tax credit carryforwards                                   66,000
     Loss carryforwards                                      1,518,940
     Other                                                      39,240
     Valuation allowance                                    (1,664,150)
     Total Asset                                           $         0

As of May 31, 1995, the Company had federal net operating losses (NOL) and tax credit carryforwards, for income tax purposes, available as follows:
                                           INVESTMENT         RESEARCH AND
  FISCAL YEAR OF           FEDERAL              TAX           DEVELOPMENT
  EXPIRATION                 NOL             CREDITS          TAX CREDITS

  1997-2001               $        0        $   81,000         $   21,000
    2006                   2,150,000                 0                  0
    2007                     238,000                 0                  0
    2008                     105,000                 0                  0
    2009                   1,286,000                 0                  0

                          $3,779,000        $   81,000         $   21,000

Tax credits are subject to a statutory reduction of up to 35% in accordance with Tax Reform Act of 1986.
                                    F-14

                      SELVAC CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES: (Continued)

The net operating losses may generate tax benefits of $1,518,940 which has been offset by a valuation allowance because of the uncertainty of ultimate realization. The Company's total valuation allowance decreased by $97,800 during the year ended May 31, 1995 principally due to the current year use of net operating losses. The aggregate valuation allowance increased by $816,000 during the year ended May 31, 1994 principally due to additional net operating losses.

A reconciliation of the statutory U.S. Federal income tax rate and the effective income tax rate for the years ended May 31, 1995 and 1994 is as follows:
                                                     1995        1994
Statutory Federal income tax rate                    34.0%      (34.0%)
Increases (decreases) resulting from:
   State income taxes, net of Federal tax benefit     4.9        10.9
  Amortization of intangible assets                  12.5        25.3
  Non-deductible life insurance expense               3.0         3.3
  Increase (decrease) in federal deferred
   tax valuation allowance                          (32.0)       13.4
  Other                                               2.7        (2.4)

  Effective tax rate                                 25.1%       16.5%

13.  SALES TO SIGNIFICANT CUSTOMERS AND EXPORT SALES:

For the year ended May 31, 1995 and 1994, the Company had sales to two major international customers accounting for 86% and 93% of consolidated net sales from continuing operations, respectively. One of these customers accounted for 76% and 68% of net sales in 1995 and 1994, respectively.

Consolidated sales from continuing operations in 1995 and 1994 were to foreign customers comprised as follows:
                                                    1995         1994
  Foreign Sales:
     Japan                                      $2,089,842    $1,845,757
     Spain                                         271,304       411,676
     Other Foreign Sales                           371,557       639,250
     Total Foreign Sales                         2,732,703     2,896,683
  Domestic Sales                                    11,917        25,717
                                                $2,744,620    $2,922,400

All foreign sales with the exception of sales to Canada, which accounted for 6.7% and 3.9% of consolidated sales for 1995 and 1994 respectively, are denominated in U.S. dollars. Any substantial decrease in sales to the Company's distributor in Japan could have a severe detrimental impact on the Company's operations and financial condition.

14.  RELATED PARTY TRANSACTIONS:

At May 31, 1994, 850,000 shares (6.1% of the Company's outstanding common stock) were owned by Optivest Technologies Corp. Additionally, several officers and directors of the Company are also officers and directors of Optivest. During the year ended May 31, 1995, the Company repaid $140,000 borrowed from Optivest in fiscal 1994 under a promissory note agreement.

                       SELVAC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14.  RELATED PARTY TRANSACTIONS: :  (Continued)




Additionally, the Company had leased a retail sales facility and leases an administrative facility from Optivest, on a month-to-month basis, and Optivest is the lessee in the lease agreement for one of the rental facilities used by the Company in its discontinued operations (Note 4). Rent to Optivest for use of administrative facilities was $30,000 for 1995 and 1994. Rent expense under the lease agreement in which Optivest is the lessee, was $151,000 in 1994.

Interest income on the CDF note receivable (Note 9) was $25,000 in 1995 and $21,000 in 1994.

                      SELVAC CORPORATION AND SUBSIDIARY
      (11) STATEMENT RE:  COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE



Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share:

                                                     YEAR ENDED MAY 31,
                                                     1995            1994

PRIMARY:

  Weighted average number of shares
    outstanding                                    14,345,234      15,189,614

  Assumed exercise of common stock
    warrants and certain stock options
    based on average market value                           0               0

  Weighted average number of shares used
    in primary per share computations              14,345,234      15,189,614



FULLY DILUTED:

  Weighted average number of shares
    outstanding                                    14,345,234      15,189,614

  Assumed conversion of Series A
    cumulative convertible stock                            0               0

  Assumed conversion of 1985 Series
    cumulative convertible stock                            0               0

  Assumed exercise of common stock
    warrants and certain options
    based on higher of average or
    closing market price                                    0               0

  Weighted average number of shares
    used in fully diluted per share
    computations                                   14,345,234      15,189,614

                      SELVAC CORPORATION AND SUBSIDIARY
     (11) STATEMENT RE:  COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE



                                                     YEAR ENDED MAY 31,
                                                      1995          1994

Weighted average number of shares outstanding:

     Primary                                       14,345,234    15,189,614

     Fully diluted                                 14,345,234    15,189,614

Primary:

  Net income (loss)                                $  144,228   $(1,889,079)
  Paid and cumulative undeclared preferred
   stock dividends                                    (58,200)      (58,200)

                                                   $   86,028   $(1,947,279)


Net income (loss) per share                        $      .01   $      (.13)


For the above years, earnings per share, assuming full dilution, has not been presented since the effect would be antidiluting.

                       SELVAC CORPORATION AND SUBSIDIARY
                 (21) STATEMENT RE:  SUBSIDIARY OF THE REGISTRANT








                           1.  VIDEO KNIGHTS, INC.

                         INCORPORATED IN:  NEW JERSEY