Form 10QSB/A
period 1995-11-30
SELVAC CORP
filed 1996-04-10
CIK 726608

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB A1


             [X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1995

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT
        For the transition period from _______________to________________
                        Commission file number 0-11969


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


                              SELVAC CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                         NOVEMBER 30,
                                                   1995               1994

REVENUES:
  Net sales                                    $ 1,066,102       $ 1,529,168
  Franchise revenue, net of related costs               0              5,577
                                              _____________       ____________
                                                 1,066,102         1,534,745

COST OF SALES                                      625,629           886,448
                                              _____________       ___________
GROSS MARGIN                                       440,473           648,297
                                              _____________       ___________
OPERATING EXPENSES:
  Selling, general and administrative              512,066           473,411
  Loss on sale of property and equipment                 0            10,101
                                              _____________       ____________
                                                   512,066           483,512
                                              _____________       ____________
                                                   (71,593)          164,785

INVESTMENT INCOME                                   32,345            60,400
                                              _____________       ____________
INCOME (LOSS) BEFORE INCOME TAXES                  (39,248)          225,185

RECOVERY OF INCOME TAXES                                 0            55,114
                                              _____________       ____________
NET INCOME (LOSS)                              $   (39,248)      $   280,299
                                              =============       ============
NET INCOME PER COMMON SHARE                    $       .00       $       .02
                                              =============       ============
INCOME (LOSS) APPLICABLE TO COMMON STOCK       $   (66,248)      $   251,199
                                              =============       ============


WEIGHTED AVERAGED NUMBER OF COMMON SHARES AND
  DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING
  DURING PERIOD                                 13,849,510        14,559,687
                                              =============       ============

WEIGHTED AVERAGED NUMBER OF COMMON SHARES ASSUMING
  FULL DILUTION DURING PERIOD                   14,569,510        15,335,687
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


5     CHANGE IN ACCOUNTING ESTIMATE:

     Effective September 1, 1995, the Company reduced the estimated useful lives used in calculating depreciation and amortization of certain intangible assets and equipment. Estimated useful lives of certain molds used in the production of the Company's principal product lines have been reduced in anticipation of discontinuance of specific product designs prior to the date originally anticipated. The estimated useful life of the excess of cost over the fair value of assets acquired from the Company's acquisition of Mehl International Corporation in 1985 have been reduced based on expectations that the use of certain trademarks and trade names will be discontinued at an earlier date than originally foreseen. The effected assets will continue to be depreciated using the straight line method over the estimated remaining useful lives, as adjusted.

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

The following reflects those assets effected by the change in accounting estimate:
                                                  Original     Adjusted
                                                  Estimated   Estimated
                                                    Useful      Useful
                                         Cost        Life        Life
     Production molds, included in
      machinery and equipment:
        Finally Free                   $146,000     5 years     3 years
        Finally Firm                    63,000     5 years     2.25 years

     Excess of cost over fair value
      of assets acquired               $ 73,000     40 years    11 years

6.     INVESTMENT IN NON-MARKETABLE SECURITY:

     In July 1995, the Company received 75,000 shares of $10 par value, 12% cumulative preferred stock of Roadrunner Video Enterprises, Inc. (Roadrunner), in satisfaction of a $750,000 note payable by Roadrunner to the Company.
The Roadrunner preferred stock is a restricted security (not registered for public sale) each preferred share is convertible into 10 shares of Roadrunner common stock.

     The terms of a contractual agreement between Roadrunner and the Company, require that Roadrunner register, for public sale, a sufficient number of common shares to satisfy the Company's conversion rights. The high and low bid quotations for Roadrunner common stock on November 30, 1995 were $2.17 and $1.50, respectively.

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

CERTAIN ACCOUNTING PRINCIPALS:

     The FASB has issued SFAS No. 121 "Accounting for impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and SFAS No. 123 "Accounting for Stock Based Compensation". The Company has determined that the implementation of these accounting standards will not have a significant impact on its financial statements.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  (continued)


     Additionally, during the second quarter of the current fiscal year, the Company began marketing efforts for its new Raywatch, a wrist or clip-on watch that contains features which assist its wearer in measuring and monitoring exposure to ultra violet light. The Company is presently a non-exclusive, US retail distributor for this product. Negotiations will be considered for expanded distribution arrangements and markets based on evaluation of initial results. The Company's costs related to the initial marketing of this product were $41,000. Raywatch sales to date have not been significant.

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

     No provision for income tax recovery had been provided for the six months ended November 30, 1995, due to the uncertainty concerning the Company's ability to utilize the future tax benefits of net operating losses generated during this period. For the six months ended November 30, 1994, the Company recognized a recovery of income taxes of $55,000. A provision for current income taxes of $100,000 for the period was offset by a reduction in the Company's deferred tax asset valuation allowance. The valuation allowance reduction was a result of a change in judgment whereby it was determined to be more likely than not that the Company would be able to utilize a portion of its new operating loss carryforwards.

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







                                               SELVAC CORPORATION




DATE: April 9 , 1996                        BY: (s) Allan Borkowski      .
      _________________                        ______________________________
                                               Allan Borkowski
                                               Chairman of the Board and
                                               Chief Financial Officer

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