Form 10QSB
period 1996-02-29
SELVAC CORP
filed 1996-04-10
CIK 726608

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                  Form 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended February 29, 1996

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
       For the transition period from _______________to________________
                        Commission file number 0-11969


                              SELVAC CORPORATION
______________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


       Delaware                                              22-2408186
______________________________________________________________________________
(State or other jurisdiction of                        I.R.S. Employer
 incorporation of organization)                      identification No.)


        221 Boston Post Road, Suite 490, Marlboro, Massachusetts, 01752
______________________________________________________________________________
                   (Address of principal executive offices)
                                 (Zip Code)


Issuer's telephone number                                 (508) 481-9495




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

                              YES    X  NO  ___


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of February 29, 1996

              14,242,526 shares of common stock, $.01 par value
_____________________________________________________________________________


                                                         Page 1 of 16 pages

                             SELVAC CORPORATION


                                    Index






                                                                     PAGE


PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

     Condensed consolidated balance sheet as
     of February 29, 1996                                             3

     Condensed consolidated statements of
     operations for the nine and three months
     ended February 29, 1996 and February 28, 1995                   4-5

     Condensed consolidated statements of
     cash flows for the nine months ended
     February 29, 1996 and February 28, 1995                         6-7

     Notes to condensed consolidated financial
     statements                                                     8-10

  Item 2.  Management's discussion and analysis of
           financial condition and results of operations           11-13


PART II.  OTHER INFORMATION                                          14

     Signature                                                       15

     Exhibit 11   Statement Re:  Computation of net income
                  per common share                                   16


                                   * * * *

PART I.  FINANCIAL INFORMATION               ITEM 1.  FINANCIAL STATEMENTS

                             SELVAC CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                             FEBRUARY 29, 1996

                                  ASSETS
CURRENT ASSETS:
  Cash and equivalents                                            $   844,975
  Accounts receivable, net of allowance for doubtful
   accounts of $95,125                                                590,628
  Finished goods inventories                                          502,284
  Current portion of Note receivable, CDF Acquisition Corp.           102,250
  Other current assets                                                 41,042
     Total current assets                                           2,081,179
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $706,896                                                           40,503
PATENTS AND PATENT RIGHTS, net of accumulated amortization
 of $847,725                                                          113,430
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, net
 of accumulated amortization of $194,550                               28,294
NOTES RECEIVABLE, net of current portion:
  CDF Acquisition Corp.                                               147,948
  Classy Lady by Mehl of Puerto Rico, Inc.                            300,000
OTHER ASSETS
  Investment in non-marketable securities                             750,000
  Marketable securities, available for sale                            45,080
  Other                                                                 6,960
                                                                  $ 3,513,394
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $   181,793
  Accrued expenses                                                     50,613
  Other current liabilities                                            22,800
     Total current liabilities                                        255,206

COMMITMENTS AND CONTINGENCIES (Notes 2 and 3)

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value,
    authorized-200,000 shares:
     Series A, 12% cumulative convertible;
       Issued and outstanding-17,000 shares                          170,000
     1985 Series, 12% cumulative convertible;
       Issued and outstanding-16,500 shares                          165,000
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 16,717,485 shares issued                             167,175
  Additional paid-in capital                                       9,168,638
  Accumulated deficit                                             (5,460,681)
  Unrealized gain - marketable securities                              3,655
                                                                   4,213,787
  Treasury stock, at cost, 2,474,959 common shares                  (955,599)
     Total stockholders'                                           3,258,188
                                                                 $ 3,513,394
See notes to condensed consolidated financial statements.

                             SELVAC CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                          NINE MONTHS ENDED
                                                    FEBRUARY 29,  FEBRUARY 28,
                                                          1996      1995


REVENUES:
  Net sales                                            $1,596,312  $ 1,931,659
  Franchise revenue, net of related costs                       0        5,577
                                                        1,596,312    1,937,236
COST OF SALES                                             950,698    1,110,414

GROSS MARGIN                                              645,614      826,822
OPERATING EXPENSES:
  Selling, general and administrative                     935,183      674,069
  Loss on sale of property and equipment                        0       20,361
                                                          935,183      694,430

                                                         (289,569)     132,392
OTHER INCOME:
  Investment income                                        87,767       95,330
  Other (Note 9)                                           72,728            0

INCOME (LOSS) BEFORE INCOME TAXES                        (129,074)     227,722

RECOVERY OF INCOME TAXES                                        0       55,114

NET INCOME (LOSS)                                      $ (129,074) $   282,836

NET INCOME (LOSS) PER COMMON SHARE (Note 8)            $     (.01) $       .02

INCOME (LOSS) APPLICABLE TO COMMON STOCK               $ (159,224) $   239,186




WEIGHTED AVERAGED NUMBER OF COMMON SHARES
 OUTSTANDING DURING PERIOD                             13,937,595   14,457,937














See notes to condensed consolidated financial statements.
                                     -4-

                             SELVAC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                    FEBRUARY 29,  FEBRUARY 28,
                                                        1996         1995



REVENUES:
  Net sales                                        $  530,210    $   402,491

COST OF SALES                                         325,069        223,966

GROSS MARGIN                                          205,141        178,525

OPERATING EXPENSES:
  Selling, general and administrative                 423,117        200,658
  Loss on sale of property and equipment                    0         10,260
                                                      423,117        210,918

                                                     (217,976)       (32,393)
OTHER INCOME:
  Investment income                                    55,422         34,930
  Other (Note 9)                                       72,728              0

NET INCOME (LOSS)                                  $  (89,826)   $     2,537

NET LOSS PER COMMON SHARE (Note 8)                 $     (.01)   $       .00

LOSS APPLICABLE TO COMMON STOCK                    $  (99,876)   $   (12,013)






WEIGHTED AVERAGED NUMBER OF COMMON SHARES
 OUTSTANDING DURING PERIOD                        14,114,735      14,251,043
















See notes to condensed consolidated financial statements.
                                     -5-

                             SELVAC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                  FEBRUARY 29,  FEBRUARY 28,
                                                        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $(129,074)    $  282,836
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Loss on sale of equipment                            0         20,361
     Depreciation and amortization                  193,831        125,564
    Deferred tax recovery                                 0        (55,114)
     Marketable securities received as payment of
       preferred stock dividends                    (41,425)             0
  Changes in operating assets and liabilities:
     Accounts receivable                             40,969        112,108
     Inventories                                     33,671       (415,735)
     Other operating assets                         (17,197)        (2,894)
     Accounts payable                                97,572         (9,328)
     Accrued expenses                                (7,850)       (47,717)

     Net cash provided by operating activities      170,497         10,081

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of discontinued operations           0        350,000
  Notes receivable repayments                       171,500         61,300
  Increase in notes receivable                     (300,000)             0
  Property and equipment acquisitions                  (580)       (11,856)
  Other                                                   0          5,819

     Net cash provided (used) by investing
       activities                                  (129,080)       405,263

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note repayment                                          0       (140,000)
  Preferred stock dividends                         (36,900)       (42,000)
  Proceeds from issuance of common stock, net of
    registration costs                              209,250              0
  Treasury stock acquisitions                        (2,301)      (187,260)

     Net cash provided (used) by financing
       activities                                   170,049       (369,260)

CASH USED BY DISCONTINUED OPERATIONS                      0       (142,330)

INCREASE (DECREASE) IN CASH FOR THE PERIOD          211,466        (96,246)

CASH, beginning of period                           633,509        337,863

CASH, end of period                               $ 844,975     $  241,617







See notes to condensed consolidated financial statements.
                                    -6-

                             SELVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                        NINE MONTHS ENDED
                                                     FEBRUARY 29,  FEBRUARY 28,
                                                         1996         1995



NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Marketable securities received in payment of:

    Accounts receivable                                 $      0     $ 35,984

    Preferred stock dividends                           $ 41,425

  Receipt of non-marketable securities as payment of
    note receivable                                     $750,000

  Receipt of stock into treasury in payment of note
    receivable                                          $ 37,500

  Conversion of preferred stock into common stock       $150,000






































See notes to condensed consolidated financial statements.

                             SELVAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1995.

     The 1995 financial statements presented have been reclassified to conform with the 1996 presentation.

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

     In July 1994, the FDA determined that Finally Free shall be considered a Class III device under the Food, Drug and Cosmetic Act and accordingly, will require premarket approval before it is sold, manufactured or distributed in the U.S. Management is evaluating alternatives for the Company to satisfy FDA regulatory requirements with minimal incremental cost.

     As of February 29, 1996 the carrying value of intangible assets relating to the Domestic Finally Free product, consisting primarily of patents, is $74,000.

3.   PENDING MERGER:

     In October 1995, the Company signed a non-binding letter of intent and pursuant to an agreement dated January 1, 1996 (as amended and restated on February 15, 1996) entered into a contract to acquire Classy Lady by Mehl of Puerto Rico, Inc. (CLM), a privately held corporation. Under the terms of the contract, CLM will be merged into and with a wholly owned subsidiary of the Company. In exchange for all of their stock in CLM, its former stockholders will receive 15M shares of the Company's common stock. In addition, certain of the former shareholders of CLM will be entitled to earn-out incentives allowing them to receive up to 10M additional common shares contingent (contingent shares) upon achieving designated milestones for the organization and financing of joint ventures for the development of laser hair removal systems. As of February 29, 1996, CLM had accomplished the first of these milestones entitling certain of its former shareholders to 2M of the contingent shares, assuming consummation of the merger.

                             SELVAC CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
3.   PENDING MERGER: (continued)

     It is expected that events required to satisfy the conditions for the issuance of an additional 3M shares will be accomplished shortly after consummation of the merger.

     CLM, which prior to January 1996 was not an operating entity, owns exclusive license rights to certain multiple hair removal and laser hair removal processes for which patents have been obtained or are presently pending. CLM and Laser Industries LTD, (Laser Industries) a publicly held corporation, have signed an agreement to form a joint venture that will develop and market laser hair removal systems. Under the terms of the contract, CLM will not be required to contribute financial resources to this joint venture.

4.   INCOME TAXES:

     The Company recognized an increase in its deferred tax asset valuation allowance of approximately $40,000 and $57,000 respectively, for the three and nine months ended February 29, 1996.

     For the nine months ended February 28, 1995, the Company recognized a reduction in its deferred tax asset valuation allowance of approximately $155,000.

5.   NOTES RECEIVABLE:

     CDF Acquisition Corp.
     In June 1995, the Company renegotiated its note receivable from CDF Acquisition Corp. Under the terms of the new agreement, the remaining principal balance of $150,000 at February 29, 1996, is to be paid in installments of $50,000 in December 1996, 1997 and June 1998. Interest on the unamortized principal balance, at 9% through June 1996 and 7% thereafter, is payable with each principal installment. Interest accrued prior to the refinancing, is payable at $50,000 in December 1996 and $47,948 in December 1997.

     Classy Lady by Mehl of Puerto Rico

     During the quarterly period ended February 29, 1996, in contemplation of the merger discussed in Note 3, the Company advanced $300,000 to Classy Lady. The advances are evidenced by promissory notes which bear interest at 6%. At February 29, 1996, the outstanding principal balance under these notes was payable on various dates from March 7, 1996 through April 30, 1996.

     On March 28, 1996, the above notes receivable from Classy Lady along with notes issued in March 1996 for $200,000 in aggregate, were consolidated into a $500,000 note payable, on June 26, 1996, with interest at 6%.

6.   CHANGE IN ACCOUNTING ESTIMATE:

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

     Depreciation and amortization expense included in selling, general and administrative expenses was approximately $65,000 and $38,000 higher for the nine
                                     -9-

                             SELVAC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
6.   CHANGE IN ACCOUNTING ESTIMATE: (Continued)

and three months ended February 29, 1996, respectively, than that which would have been calculated prior to the change in accounting estimate. As a result, loss before income taxes was increased by $65,000 and $38,000 for the nine and three months ended February 29, 1996, respectively. In addition, net loss per common share for the three months ended February 29, 1996 increased by $.01. Loss per common share for the nine months ended February 29, 1996 was not effected.

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

     Excess of cost over fair value
       of assets acquired                    $ 73,000    40 years    11 years

7.   INVESTMENT IN MARKETABLE AND NON-MARKETABLE SECURITIES:

     In July 1995, the Company received 75,000 shares of $10 par value, 12% cumulative preferred stock of Roadrunner Video Group, Inc. (Roadrunner), in satisfaction of a $750,000 note payable by Roadrunner to the Company. The Roadrunner preferred stock is a restricted security (not registered for public sale), each preferred share is convertible into 10 shares of Roadrunner common stock.

     In December 1995, the Company accepted 24,368 shares of Roadrunner restricted common stock valued at $41,425 as payment of Roadrunner preferred stock dividend. The securities are classified as "available for sale securities" and reported at fair value. An unrealized gain of $3,655 has been charged to stockholders' equity during the period.

     The terms of contractual agreements between Roadrunner and the Company, require that Roadrunner register, for public sale, the aforementioned 24,368 restricted common shares and a sufficient number of common shares to satisfy the Company's preferred stock conversion rights. The closing bid quotation for Roadrunner common stock on February 29, 1996 was $1.875.

8.   EARNINGS PER SHARE:

     The weighted average number of common shares outstanding during the periods has been used in the calculation of earnings per share. The exercise of common stock warrants and conversion of convertible securities would have an antidilutive effect on earnings per share and therefore, they have not been considered in earnings per share calculations.

9.   OTHER INCOME:

     In January 1996, the Company received insurance proceeds of $172,000 in connection with the theft of certain inventory being carried at $99,000. The difference between the insurance proceeds and the carrying value of the inventory, has been recorded as other income.
                                     -10-

PART I.	FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

     Pending Merger:
     The Company is presently dependent upon sales of one product in limited markets. Efforts have been made to pursue investment opportunities which will enable the Company to expand or diversify its market. In this regard, on October 11, 1995, the Company signed a non-binding letter of intent and pursuant to an agreement dated January 1, 1996 (as amended and restated on February 15, 1996) entered into a contract to acquire Classy Lady by Mehl of Puerto Rico, Inc. (Classy Lady), a privately held corporation. Under the terms of the contract, Classy Lady will be merged into and with a wholly owned subsidiary of the Company. In exchange for all of their stock in Classy Lady, its former stockholders will receive 15,000,000 shares of the Company's common stock. In addition, certain of the former shareholders of Classy Lady will be entitled to earn-out incentives allowing them to receive up to 10,000,000 additional common shares contingent (contingent shares) upon achieving designated milestones for the organization and financing of joint ventures for the development of laser hair removal systems. As of February 29, 1996, Classy Lady had accomplished the first of these milestones entitling its former shareholders to 2,000,000 of the contingent shares, assuming consummation of the merger. It is expected that events required to satisfy the conditions for the issuance of an additional 3,000,000 shares will be accomplished shortly after consummation of the merger.

     Classy Lady, which prior to January 1996 was not an operating entity, owns exclusive license rights to certain multiple hair removal and laser hair removal processes for which patents have been obtained or are presently pending. Classy Lady and Laser Industries LTD, (Laser Industries) a publicly held corporation, have signed an agreement to form a joint venture that will develop and market laser hair removal systems. Under the terms of the contract, Classy Lady will not be required to contribute financial resources to this joint venture.

     Costs directly associated with the Classy Lady merger (the merger) are not expected to have a significant impact on the Company's cash flow. The need for additional resources is expected in order to develop and market products which exploit the Classy Lady processes. The Company intends to use its current cash funds and future funds derived from operations, note receivable collections and/or stock issuance upon the exercise of warrants in order to fund costs relevant to the development and marketing of the Classy Lady processes. Assuming consummation of the merger, management anticipates the need for additional funds of $5,000,000 to launch the first phase of deployment of the Classy Lady processes. It is expected that these funds will be raised through a private or public equity offering within the next six months. In the interim, it is anticipated that funds generated by the Company's existing operations will be advanced to fund the Classy Lady start up.

     Classy Lady's operations are not expected to generate revenues for the next six months. Monthly overhead for these operations during its initial six to ten months is anticipated at $100,000 to $125,000. As of March 29, 1996, $500,000 in aggregate, had been advanced by the Company to Classy Lady to fund its operations.

     Current Year Liquidity Matters:
     For the nine months ended February 29, 1996, the Company's cash balance increased $211,000. Funds provided by operations, the exercise of warrants and stock options, and note payments received from CDF Acquisition Corp. (CDF) were used to advance funds to Classy Lady in anticipation of the pending merger.

     In June 1995, the Company renegotiated the repayment terms of its note receivable from CDF. Under the terms of the original agreement, the entire principal plus accrued interest, at the prime rate, was payable in May 1996. Under the terms of the new agreement, in June 1995, the Company received $112,500 in cash and 200,000 shares of its own common stock valued at $37,500 as payment towards the CDF note receivable. In December 1995, the Company received an additional
                                    -11-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES:  (continued)

payment of $59,000 ($50,000 principal and $9,000 interest). The remaining principal and accrued interest balances are to be paid on an installment basis through June 1998. Interest on the unpaid principal balance is at 9% through June 1996 and 7% thereafter.

     In July 1995, Roadrunner Video Enterprises, Inc. was acquired by Roadrunner Video Group, Inc. (collectively referred to as "Roadrunner"), formerly known as Business Data Group, a publicly traded entity. In satisfaction of Roadrunner's $750,000 note payable to the Company, Roadrunner issued 75,000 shares of $10 par value, 12% preferred stock to the Company. Each share of preferred stock is convertible into 10 shares of Roadrunner common stock through June 2000.

     Although the preferred stock is a restricted security (not registered for public trading) Roadrunner is obligated to register, for public sale, a sufficient number of common shares to satisfy conversion rights attached to the preferred shares. Management of Roadrunner anticipates the completion of such registration by the second quarter of calendar year 1996. When and if the registration has been completed, intentions are to evaluate the merit of retaining all or part of the preferred stock.

     In December 1995, the Company agreed to accept 24,368 shares of Roadrunner restricted common stock in payment of $41,000 preferred stock dividends. The Company also received registration rights with this stock and anticipates that it too will be registered for public sale by the second quarter of calendar year 1996.

     In December 1995, the Company filed a post-effective amendment to Form S-1 with the Securities and Exchange Commission, to register for public sale, 881,218 shares of its common stock, issuable at $1.25 per share, upon the exercise of outstanding common stock purchase warrants.

     As of February 29, 1996, the Company had issued 146,000 shares of common stock upon the exercise of stock purchase warrants. In addition, in September 1995, the Company issued 75,000 shares of its common stock at $.41 per share upon the exercise of nonqualified stock options. Proceeds from the issuance of common stock pertaining to the warrants and stock options, net of costs related to the aforementioned registration, was $209,000. There can be no assurance that all or any of the remaining warrant holders will exercise their rights under the warrants.

     The Company does not expect any significant capital expenditures associated with its Finally Free or Finally Firm products in the immediate future. However, the Company anticipates approximately $35,000 of additional expenditures related to marketing for Raywatch products for the remainder of the current fiscal year. Treasury stock acquisitions are not anticipated in the near future


RESULTS OF OPERATIONS:

     Sales for the nine months ended February 29, 1996 decreased $335,000 or 17% as compared to the corresponding period of the previous year. This was due to a decrease in sales volume resulting from lower orders of Finally Free products, primarily in Canada, along with price reductions necessitated by increased competition.

     Sales for the three months ended February 29, 1996 increased $128,000 or 32% as compared to the corresponding period of the previous year. This was primarily due to increased sales volume in Japan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:  (continued)

     Gross margin as a percentage of sales decreased by 2.4% and 5.7% respectively, for the nine and three months ended February 29, 1996. Current year sales, particularly those for the second and third fiscal quarters included a greater percentage to markets where the Company has less favorable pricing arrangements. Additionally, second quarter 1995 revenues included approximately $43,000 of promotional sales of Finally Firm products sold at little or no margin. The effect of these factors was offset to some degree by improved vendor pricing and warehousing efficiency.

     During the second quarter of the current fiscal year, the Company began marketing efforts for Raywatch, a wrist or clip-on watch that contains features which assist its wearer in measuring and monitoring exposure to ultra violet light. The Company is presently a non-exclusive, U.S. retail distributor for this product. Negotiations will be considered for expanded distribution arrangements and markets based on evaluation of initial results. Costs related to the initial marketing of this product through the third fiscal quarter were $65,000 with additional costs of $35,000 expected during fiscal 1996. Raywatch sales to date have not been significant.

     Selling, general and administrative expenses for the nine and three months ended February 29, 1996, increased by $261,000 and $222,000 respectively, as compared to the corresponding periods of the previous year. Increase depreciation and amortization costs as a result of changes in the estimated useful lives of certain intangible assets and equipment and the aforementioned marketing costs related to the Raywatch product contributed to the increase. In addition, legal, accounting and other professional fees for the nine and three months ended February 29, 1996 increased by $81,000 and $85,000, respectively. These increases were primarily attributed to costs related to the Classy Lady merger. Bad debt expense for the nine months ended February 29, 1996, was approximately $70,000 higher than for the corresponding period of the prior year, resulting form a reassessment of the collectability of an accounts receivable balance from the Company's Australian distributor.

      In January 1996, the Company received $172,000 insurance proceeds in connection with the theft of certain inventory being carried at $99,000. The amount by which the insurance proceeds exceed the carrying basis, has been reflected as other income for the nine and three months ended February 29, 1996.

     No provision for income tax recovery has been provided for the nine and three months ended February 29, 1996, due to the uncertainty concerning the Company's ability to utilize the future tax benefits of net operating losses generated during this period. For the nine months ended February 28, 1995, the Company recognized a recovery of income taxes of $55,000. A provision for current income taxes of $100,000 for the period was offset by a reduction in the Company's deferred tax asset valuation allowance. The valuation allowance reduction was a result of a change in judgement whereby it was determined to be more likely than not that the Company would be able to utilize a portion of its net operating loss carryforwards.

     The Company continues to be dependent on the sales of one product, Finally Free, which accounted for 96% of sales for the nine months ended February 29, 1996. Efforts to establish markets for Finally Firm have continued. It is presently too early for management to draw conclusions as to the results of these efforts.

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







                                                  SELVAC CORPORATION




DATE: April 10, 1996                       BY: Allan Borkowski
                                           Allan Borkowski
                                           Chairman of the Board and
                                           Chief Financial Officer

                            SELVAC CORPORATION
     (11) Statement Re:  Computation of New Income Per Common Share
                               (Unaudited)






Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share:

<CAPTION

                                                      NINE MONTHS ENDED           THREE MONTHS ENDED
                                                   FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29, FEBRUARY 28,
                                                      1996           1995         1996          1995
PRIMARY:

  Weighted average number of shares
    outstanding                                    13,937,595    14,457,937    14,114,735    14,251,043

  Assumed exercise of common stock
    warrants and certain stock
    options based on average market
    value (*)                                               0            0              0             0

  Weighted average number of shares
    used in primary per share
    computations                                   13,937,595   14,457,937     14,114,735    14,251,043



FULLY DILUTED:

  Weighted average number of shares
    sued in fully diluted per share
    computation                                        *             *               *             *    .

PRIMARY:
  Net income (loss)                                $(129,074)    $  282,836    $ (89,826)    $   2,537
  Paid and cumulative undeclared
    preferred stock dividends                        (30,150)       (43,650)     (10,050       (14,550)

  Net income (loss) applicable
    to common stock                                $(159,224)    $  239,186    $ (99,876)    $ (12,013)

  Net income (loss) per share                      $    (.01)    $      .02    $    (.01)    $     .00

FULLY DILUTED:

  Net income (loss) per share                          *              *             *             *    .

*     The exercise of common stock warrants and conversion of convertible securities would have an antidilutive effect on earnings per share and therefore, they have not been considered in earnings per share calculations.







                                    -16-

