Form 10KSB
period 1996-05-31
MEHL BIOPHILE INTERNATIONAL CORP
filed 1996-08-29
CIK 726608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED MAY 31, 1996

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11969
                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               22-2408186
(State or other jurisdiction                                 (I.R.S. Employer
  of incorporation or                                       Identification No.)
     organization)

                               4020 Newberry Road
                           Gainesville, Florida 32607
                    (Address or principal executive offices)

       Registrant's telephone number, including area code: (352) 373-2565

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, $.01 par value
       Common stock purchase warrant, entitling the holder to purchase one share of common stock at $1.25 per share to December 7, 1996
     Unit, consisting of (a) four shares of common stock and (b) four common stock purchase warrants


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $2,351,945.

The approximate aggregate market value of the voting stock of the Registrant held by nonaffiliates of the Registrant as of August 21, 1996 (based upon the closing bid and asked prices as reported by the Nasdaq Stock Market, Inc.) was approximately $72,506,350.

The number of shares outstanding of the Registrant's class of common stock, as of August 21, 1996 is 41,085,513.

Item 1.  BUSINESS

General

                  MEHL/Biophile International Corporation (the "Company") is a technology transfer company presently concentrating on patented hair removal and cosmetic dermatological products. The Company also makes early stage investments in core technologies and companies that management believes are strategic to the Company's business or will yield a higher than average financial return. The Company's initial focus will be on removal of unwanted hair through use of cosmetic lasers and consumable multiple hair removal systems.

                  The Company's short term goals focus on removal of unwanted hair in revenue sharing licenses with physicians worldwide. The Company's medium term focus will be to license other cosmetic applications to the Company's licensed partners for treatment of skin resurfacing, wrinkles, leg veins, pigmented lesions, port wine stains and other cosmetic procedures. In addition, the Company desires to become the dominant company with both professional laser hair removal as well as consumer hair removal technologies on a worldwide basis, providing multiple options for consumers. Longer term goals involve industrial laser applications and other related technologies.

                  The initial phase of entry into the hair removal market will involve licensing distribution of the CHROMOS 694 laser, which was developed by SLS (Wales) Ltd., a majority owned subsidiary located in Wales, England. This device has already been introduced to ten locations and currently awaits clearance for marketing by the Food and Drug Administration ("FDA") in the United States. The CHROMOS 694 process involves absorption of the light energy from the laser by melanin contained within the hair stem cells and follicle. This energy is transformed into heat which consequently disables the cells that produce the hair. This method is covered by the Zaias patent (United States) and Clement patents pending (worldwide) which are believed by the Company to be dominant for its depilation application. See "Technology - Zaias License", "Mehl License" and "SLS (Biophile) Ltd."

                  The method utilized by the Company's laser hair removal technologies differs from other techniques for hair removal in both convenience and simplicity. It offers an alternative to the sometimes painful and time consuming process of electrolysis which reportedly accounts for over $1 billion in revenues annually. Unlike other techniques, the Company's method using the CHROMOS 694 laser does not require pre-treatments such as waxing or the use of messy lotions.

                  The Company believes that the financial pressures placed on physicians due to the cost containment policies of managed care organizations provides a market opportunity for the Company's products. The Company intends on forming alliances with physicians in a mutually beneficial licensing arrangement whereby the physicians will oversee the provision of hair removal services in doctors offices, clinics and hospitals while the Company will employ marketing strategies to increase awareness about this service and its available locations. The Company believes that its arrangements with physicians providing wide access to consumers coupled with the simplicity of the method will allow for expansion of the hair removal market.

                  The Company also intends to commence marketing of its consumable multiple hair removal patch outside the United States in 1997 and intends to apply for 510(k) pre-market clearance from the FDA in 1997.

                  The Company is the result of the merger on June 4, 1996 of Classy Lady by Mehl of Puerto Rico, Inc., a privately-held company, with a subsidiary of Selvac Corporation. As a result of the merger, the shareholders of Classy Lady assumed control of the Company, which was renamed MEHL/Biophile International Corporation. On June 4, 1996, the Company also acquired an 81% interest in SLS (Wales) Limited, a privately-held Welsh company engaged in developing, manufacturing and selling lasers for dermatologic use, including hair removal. See "Recent Developments".

Recent Developments

         Merger with Classy Lady by Mehl of Puerto Rico, Inc.

                  On June 4, 1996, Classy Lady by Mehl of Puerto Rico, Inc., a privately-held Puerto Rico company ("Classy Lady"), merged with and into a wholly-owned subsidiary of the Company (the "Merger"). In consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady. As a result of the Merger, the former Classy Lady shareholders own, in the aggregate approximately 55.2% of the outstanding Common Stock of the Company, thereby resulting in a change of control of the Company.

                  In exchange for the issuance of the shares of the Company issued pursuant to the Merger, the Company obtained all of the stock of Classy Lady, which owns the exclusive licensing rights granted to Classy Lady by Dr. Nardo Zaias for a laser hair removal technology and by Thomas L. Mehl, Sr. for a radio frequency and direct current multiple hair removal technology. Upon completion of the Merger, all of the assets and liabilities of Classy Lady became the property of the Company's wholly-owned subsidiary and the separate corporate existence of Classy Lady ceased.

                  The Merger was completed in accordance with the terms of the Second Amended and Restated Agreement and Plan of Merger dated as of June 4, 1996 (the "Merger Agreement"). Pursuant to the Merger Agreement, (i) the name of the Company was changed to MEHL/Biophile International Corporation, (ii) Thomas
L. Mehl, Sr. ("Mehl"), the President and a principal shareholder of Classy Lady, was elected as Chairman of the Board of Directors, President and Chief Executive Officer of the Company; and (iii) the Board of Directors of the Company was expanded to seven members, five of whom were designated by Mehl.

         Acquisition of SLS (Wales) Limited

                  On June 4, 1996, the Company completed the purchase of capital stock representing in the aggregate of 81% interest in SLS (Wales) Limited, a privately held Welsh company which has been renamed SLS (Biophile) Ltd. ("SLS") engaged in developing, manufacturing and selling lasers for dermatologic use, including hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of approximately $1.9 million and the assumption of certain liabilities and obligations of SLS and the issuance of 25,044 shares of the Company's Common Stock. The consideration paid was based upon arms-length negotiations between the Company and the holders of the SLS shares.

                  SLS holds patents pending, invented by Marc Clement, Ph.D., which are compatible with the Zaias patent exclusively licensed to the Company in the field of laser depilation. At its research and manufacturing facility in Wales, SLS has been developing and clinically evaluating laser depilation technology since 1993 and presently manufactures and markets its CHROMOS 694 "long-pulse" ruby laser depilation system. SLS abides by European Union ("EU") regulations for the manufacture and sale of the CHROMOS 694 depilation laser in Europe. SLS also provides a mobile laser depilation service in the United Kingdom which allows the CHROMOS 694 system to be brought directly to hair removal clinics and doctor's offices.

                  The Company intends to continue the use of the assets of SLS acquired for the development, manufacture and sale of laser systems. Together with SLS, the Company is currently negotiating additional licenses for the CHROMOS 694 depilation laser system. The Company also intends to offer a range of laser based technologies already established by SLS, including skin resurfacing, wrinkle removal and the treatment of vascular lesions. The SLS CHROMOS 585 dye laser for vascular lesions also meets EU regulations for manufacture and sale in Europe.

         Recent Financings

                  On May 15, 1996, the Company completed a private placement offering exempt under Regulation D promulgated under the Securities Act of 1933 of 10,000 shares of 5% Cumulative Convertible Preferred Stock, Series C, par value $10 per share (the "Series C Preferred Stock"), for an aggregate purchase price of $10,000,000. Holders of the Series C Preferred Stock are entitled to receive dividends payable at the annual rate of 5% per annum.

                  The Series C Preferred Stock is convertible into Common Stock of the Company at the lesser of (i) 80% of the average market price on the five trading days prior to conversion and (ii) $7.50, but in no event shall be below $3.00. The Company has filed a registration statement covering the public sale of the shares of Common Stock receivable upon conversion of the Series C Preferred Stock which was declared effective by the Securities and Exchange Commission on July 12, 1996; no holder is entitled to convert Series C Preferred Stock into Common Stock, if after such conversion, the number of shares of Common Stock beneficially owned by such holder would exceed 4.9% of the issued and outstanding Common Stock of the Company.

                  On April 18, 1996, the Company completed a private placement sale of 8% Convertible Debentures (the "Debentures") which resulted in gross proceeds to the Company of $3,000,000. The Debentures bear interest at the interest rate of 8% per annum and mature on March 31, 1997. The Debentures were convertible in whole or in part into shares of Selvac Common Stock at the conversion rate of 80% of the fair market value of the Selvac Common Stock at the time of conversion, based upon the average closing bid price of Selvac Common Stock on the five trading days preceding such conversion. In consideration for services performed as brokers in connection with the foregoing private placement, the Company agreed to issue an aggregate of 90,000 shares of Common Stock to two individuals, neither of whom are otherwise affiliated with the Company or Classy Lady in any respect. As of July 20, 1996, all of the Debentures had been converted into an aggregate of 610,042 shares of Common Stock and no Debentures remain outstanding.

Technology

                  The Company's principal technology assets consist of the exclusive licensing rights held by the Company's wholly owned subsidiary granted by Thomas L. Mehl, Sr. for radio frequency and direct current multiple hair removal technology and by Dr. Nardo Zaias for a multiple hair removal laser technology. In addition, SLS owns rights to the CHROMOS 585 laser for treatment of vascular lesions, the CHROMOS 694 depilation laser and other technologies under development.


         Zaias License

                  In December 1995, Classy Lady also entered into a License Agreement with Dr. Nardo Zaias (the "Zaias License") pursuant to which Dr. Zaias granted to Classy Lady an exclusive license to make, use and sell products incorporating the laser method of hair removal invented by Dr. Zaias and which is represented by U.S. Patent No. 5,059,192 dated October 22, 1991 (the "Zaias Patent").

                  The Zaias Patent is directed to a method of hair depilation using a laser to substantially destroy multiple hair follicles. The method uses a pulse of laser energy of a wavelength that is readily absorbed by melanin, a pigment found within the hair in the papilla at the base of the hair follicle. The laser energy is applied vertically over the hair follicle opening, and has a radiant exposure dose of sufficient energy and duration to damage the papilla to prevent hair regrowth while avoiding scarring surrounding skin.

                  In consideration for granting the exclusive license, Classy Lady agreed to issue to Dr. Zaias 5,000 shares of Classy Lady Common Stock, pay to Dr. Zaias $100,000 prior to June 3, 1996 and pay to Dr. Zaias a royalty of 5% on all revenues derived by Classy Lady in connection with the laser hair removal invention covered by the above patent. Classy Lady also agreed to pay to Dr. Zaias a minimum royalty of $50,000 per year.


         Mehl License

                  In December 1995, Classy Lady also entered into a License Agreement with Thomas L. Mehl, Sr. (the "Mehl License") pursuant to which Mr. Mehl granted to Classy Lady an exclusive license to make, use and sell the following products.

                  - a method and system for the removal of multiple hairs invented by Mr. Mehl represented by U.S. Patent No. 5,470,332 dated November 28, 1995 (the "Mehl Patent");

                  - a consumer radio frequency hair removal tweezer device invented by Mr. Mehl and represented by U.S. Patent No. 5,049,149 dated November 17, 1991; and

                  - a consumer hair removal conductive solution to be used to provide for improved conductivity when used in conjunction with the tweezer device which was invented by Mr. Mehl and is represented by U.S. Patent No. 5,364,394 on November 15, 1994.

                  The Mehl Patent is directed to devices for multiple hair removal using radio frequency and direct current. The Mehl Patent describes several embodiments, including a multi-layer device. The multi-layer device is comprised of a non-conductive adhesive wax layer, a structural layer, and a conductive adhesive layer between the non-conductive and structural layers. In use, the device is pressed against the skin surface with the non-conductive layer in contact with the skin. Hair to be removed extends through the non-conductive layer and contacts the conductive layer. The conductive layer is connected to a power source, which is turned on for a predetermined time period. The hairs serve as paths by which power is transmitted to the root areas of the hairs, which are thereby damaged. The non-conductive layer guards against discomfort when the device is in use. The adhesive layers adhere to the treated hairs to thereafter facilitate their removal from the skin.

                  The hair removal system licensed by Classy Lady from Thomas L. Mehl, Sr. has also received patent protection in the European Community and a Canadian patent for such system has been granted in February 1996. These patent rights are also exclusively licensed by Classy Lady together with the U.S. patents described above. Patent applications for Classy Lady's licensed multiple hair removal products are pending in approximately 50 additional foreign countries.

                  In consideration for the grant of the exclusive license, Classy Lady agreed to pay Mehl a royalty of 5% of the wholesale price of all products covered by the above patents sold by Classy Lady or its distributors worldwide. Under the Mehl License, Classy Lady agreed to pay Mehl a minimum annual royalty of $50,000. 10% of all royalty payments are to be made to Classy Lady's patent law firm of Schlesinger, Arkwright & Garvey ("SA&G") until the aggregate of such payment to SA&G reaches $1 million.

                  Mr. Mehl and Dr. Zaias have each agreed to share with the other a portion of the royalty revenues derived from the License Agreements described above. Accordingly, 25% of all payments to be made to Mr. Mehl under his license agreement are to be paid to Nardo Zaias until such time as Dr. Zaias notifies Classy Lady that Mehl is no longer obligated to make such payments and 50% of all royalty payments due to Dr. Zaias are to be paid to Mr. Mehl.

SLS (Biophile) Limited

                  SLS designs, develops, manufactures and distributes opto-electronic based solutions to problems in healthcare and industry. SLS has specialized in generating technological solutions to problems identified in industry and healthcare. Its core discipline is that of opto-electronics, the application of light to solve problems. SLS has developed several highly complex machines for healthcare applications which contain advanced hardware and software control systems, and sophisticated thermal, mechanical and optical design. SLS believes that these technologies may be utilized for other industrial sectors.

                  The Company has focused primarily on the applications of lasers in plastic surgery, dermatology and cosmetic applications. Its current focus is the area of hair depilation, the removal of unwanted body hair. SLS was formed in 1992 to complete the management buy-out in May 1992 of the assets of Shanning Laser Systems Limited ("Shanning"). After its acquisition by the Company in June 1996, SLS changed its name to SLS Biophile Limited in August 1996.

                  Shanning entered the healthcare market in 1988, when it developed its SIRIUS range of carbon dioxide lasers. The product range was successful and attracted numerous design awards including the Prince of Wales Award for Innovation. In August of 1990, at the request of the UK Secretary of State for Health, the Company developed a dye laser to treat vascular lesions, known as the CHROMOS 585, which was fully developed and tested by the first quarter of 1992. The CHROMOS 585 has full approval for sale in the European markets and SLS has sold 63 CHROMOS 585 lasers to date. Dye lasers utilize complex chemicals in a liquid state as the laser medium. Dye lasers are considered one of the most complex laser technologies, incorporating sophisticated mechanical, optical and chemical design, together with the advanced hardware and software demand. The CHROMOS 585 is covered by two United Kingdom patents protecting the concept of using the fast pulse for treating vascular lesions and the design of certain optical hand pieces used with the dye laser. This patent provides coverage in all countries which are party to the Patent Convention Treaty ("PCT").

                  SLS believes that its experience with dye lasers has positioned it to move rapidly into emerging areas of laser technology. SLS believes that it will be able to expand the use of the CHROMOS 585 laser for use in skin resurfacing and wrinkle removal and has filed a patent in the United Kingdom protecting the concept of non-traumatic treatment of wrinkles by shrinking the collagen without burning the upper layers of skin.

                  In 1992 SLS decided to develop technology capable of depilation. The company had been aware for many years of the possibilities of using selective optical phenomena for the suppression hair growth. In 1993, following extensive mathematical and computer modelling, system design and clinical trials, SLS filed its first laser depilation patent, which is compatible with the Zaias patent exclusively licensed to the Company.

                  SLS has been developing and clinically evaluating laser depilation technology since 1993 and presently manufactures its CHROMOS 694 "long pulse" ruby laser depilation system. The CHROMOS 694 long pulse ruby laser is designed to remove unwanted hair on any part of the body using a pain free process. This is undertaken over a course of treatments and initial tests suggest permanency can be achieved. SLS has filed a patent to protect the concept of illuminating tissue with a range of wavelengths which penetrate the surface of the skin and target the melanin in the hair deep beneath the surface. Protection is throughout the PCT countries. The Company believes that the SLS patent, if granted, will give the Company a very strong commercial position in this substantial market. Laser energy is deposited in hair and then converted to thermal energy, i.e. heat. The optical parameters of the laser (wavelengths, energy, energy density and, importantly, pulse duration) have been carefully selected to destroy, in a controlled manner, the stem cells and cauterize the blood supply to the hair follicle.

                  SLS intends to significantly expand its development, manufacturing and deployment of laser systems throughout the world. To date, SLS has sold all of its products for cash, utilizing its own sales force in the U.K. and agents and distributors in Europe. SLS and the Company intend to convert all future distribution of products to be distributed through licensing arrangements with physicians, clinics and hospitals which will, if successfully implemented, provide ongoing revenues to SLS and the opportunity to provide new technology developed by SLS to its licensees.

                  SLS is considering, in certain geographic areas, granting exclusive licensing rights for minimum sales and installation commitments. Together with the Company, SLS is currently negotiating the licensing of the CHROMOS 694 depilation system with strategic partners in New Zealand, Australia, South Africa, Switzerland, Denmark, Germany, France, Spain, UK, Austria, Bulgaria, Sweden, Holland, Italy, Israel, Egypt, UAE, Thailand, Taiwan, Korea, Japan and Hong Kong.

                  SLS also provides a mobile depilation service in the UK which allows the CHROMOS 694 system to be brought directly to doctors' offices. The company also intends to offer a wide range of laser based technologies including skin resurfacing, wrinkle removal and the treatment of vascular lesions.

                  The SLS Development Team, supported by its relationships with academic institutions, has in development further products which will address such substantial markets as skin resurfacing, wrinkle removal and teeth whitening. At an earlier state of development, is a range of healthcare products which have emerged from SLS's industrial product development program. SLS is conducting trials to develop a range of radio frequency based intelligent sensing and tagging products, also for the healthcare market.


Selvac Division

                  Prior to the Merger and the SLS acquisition, the Company's principal activities consisted of the manufacturing and distribution of the Finally Free hair removal system.

                  On April 22, 1985, the Company acquired all of the outstanding capital stock of (a) The Mehl International Corporation ("MIC") and (b) Nutrolysis International Corporation ("Nutrolysis") for 1,000,000 and 100,000 shares, respectively, of common stock of the Company. Certain additional cash payments were made, and royalty payments of 2% of net Finally Free Hair Remover ("Finally Free") worldwide sales collections are being made to the stockholders of Mehl. As part of the acquisition, the Company was assigned the rights to an exclusive License Agreement with Thomas L. Mehl, Sr., the inventor of Finally Free, for the licensed patent rights to his invention. The agreement calls for payments of $1.50 per unit royalty for the first 500,000 units and $1.00 per Finally Free unit thereafter for the life of the patents. All royalties are based on net unit sales. Royalty expense paid to the shareholders of MIC under the agreements for fiscal years ended May 31, 1996, 1995 and 1994, was approximately $39,000, $53,000 and $64,000, respectively. An additional 100,000 shares of common stock of the Company were issued by the Company to an investment banker for services in connection with the acquisition. MIC was the owner of the Finally Free hair removal appliance described below.

                  The Company entered the personal care appliance business in 1985 with its acquisition of MIC and Nutrolysis, which were merged into the Company in 1988. MIC owned the rights to a proprietary patented method of hair removal that uses directed radio frequency waves. This technology is employed in two products - a consumer appliance sold under the trade name Finally Free and a professional appliance sold under the trade name NU-Trolysis.

                  Both Finally Free and NU-Trolysis use the same energy and radio frequency. The unit's patented plated tips grasp the unwanted hair above the skin line. There is no needle, no head, and no pain. The radio frequency is transmitted from the unit to the hair where it works to weaken the chemical structure of the hair so that it can be easily removed.

                  The Company has the worldwide rights to manufacture and sell products sold under the patented Mehl method for hair removal. The United States patents relating to hair removal system expire in 1996. The Company holds trademarks for the names "Selvac", "Finally Free", and "NU-Trolysis". Expiration of US patents is not expected to have a significant impact on the Company's operations or financial condition.

                  The FDA determined that the Company did not have the appropriate marketing approval to sell Finally Free domestically. The Company filed a number of appeals as well as developed and submitted new data in an attempt to gain marketing approval. On June 28, 1991, the United States District Court for the Eastern District of Pennsylvania approved a settlement, in which the Company denied allegations of the complaint but agreed, among other things, that the Company would not manufacture, process, pack, label, promote, advertise, distribute, or sell Finally Free unless and until it received marketing authorization from FDA. On December 6, 1991, FDA requested that the Company provide additional information for its 510(k) filing as part of the marketing authorization process. In February of 1992, Selvac received export approval for existing domestic units of Finally Free to Canada from the FDA. In July 1994, the FDA determined that Finally Free shall be considered a Class III device under the Food, Drug and Cosmetic Act and accordingly, will require premarket approval before it is sold, manufactured or distributed in the U.S. The Company is currently considering refiling a 510(k) application for the Finally Free product.

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

                  Export sales primarily of Finally Free products, amounted to $2,283,000, $2,733,000 and $2,897,000 in 1996, 1995 and 1994, respectively. The
1996 export sales were $2,083,000 to Japan and $184,000 to Europe. The 1995 export sales were $2,090,000 to Japan and $322,000 to Europe. The 1994 export sales included approximately $1,846,000 to Japan and $412,000 to Europe.

                  Sales to major customers as a percentage of total sales for the Company's personal care appliance segment were as follows:

                                     1996              1995             1994
                                     ----              ----             ----
         Ikeda Corporation            89%               76%              68%
         Impromedia S.L.                                10%              25%


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

                  The Company has moved its focus on skin care products overseas. The Finally Firm Facial Toning System ("Finally Firm") is being marketed in Korea. A test market for this unique skin care product continues in Japan and another test market began in Taiwan in fiscal 1996. The Company will also attempt to increase its market for Finally Firm in the United States and Europe. While Finally Firm's sales accounted for less than 5% of revenues for the Company's personal care appliance segment for each of the past three years, efforts will be made to increase sales of this product in future years.

                  The Company is party to a Royalty Agreement with a concern entitled to manufacturing rights for Finally Firm. The terms of this agreement call for royalty payments of $15 per unit for sales of 25,000 units of Finally Firm after the sale of the first 10,000 units. The Royalty amount is reduced to 3% of sales for units sold thereafter. Royalty expense for the years ended May 31, 1995, 1994 and 1993, under the terms of this agreement, were $48,000, $25,000 and $35,000, respectively. The royalty amount related to Finally Firm products in 1996 was not material.

                  The domestic personal care business has historically been highly seasonal, with the fall selling season being its strongest period. The consent decree with FDA has resulted in a shift in focus to international markets and internationally, the Company believes that its business is not seasonal in any material respect.

                  Research and development expenditures were less than .5% of consolidated net sales for each of the past three years.

                  The Selvac division has elected not to manufacture its products directly. In the case of Finally Free and Finally Firm appliances, the Company owns the molds from which the plastic parts are produced as well as some of the production equipment and uses two primary vendors for the actual assembly work. Neither of these vendors is under contract and numerous alternative vendors are available to produce the Company's products. No unusual quality control, production or delivery problems have been encountered with current suppliers.

                  The sales order backlog of Selvac division, at any point in time, is negligible. Orders are shipped from inventory as received and are based upon purchase orders.


LIL Joint Venture

                  On December 19, 1995, Classy Lady executed a Joint Venture Formation Agreement with Laser Industries ("LIL"), an Israeli corporation engaged in the development and sale of lasers for medical purposes. Under the terms of this agreement, Classy Lady and LIL formed a new corporation, Sharplan 2000 Inc. ("Sharplan"), owned 50% by Classy Lady and 50% by LIL but having a majority of directors appointed by LIL. The purpose of the joint venture is to obtain FDA approval for the marketing of the laser hair removal invention covered by the Zaias Patent and to use its best efforts to develop, market and sell products and services derived therefrom. Classy Lady agreed to contribute a sublicense of the Zaias License to Sharplan and agreed that it will issue no more than one other sublicense of the Zaias License. In June 1996, LIL announced that it had filed a 510(k) application with the FDA for clearance to market through Sharplan the EpiTouch ruby laser in the United States for hair removal.


Competition

         Market

                  It is estimated that approximately 80 million women use alternative methods of hair removal. The market may be divided into three different hair removal categories based upon the length of time for reappearance of hair. Short term methods may employ shaving, chemical depilation liquids and creams, which are low cost but require frequent use. Moderate term methods, i.e. plucking or waxing, may last several weeks but may cost more and be painful. The most common method used for long term hair removal is electrolysis. This technique requires a needle-like probe to be inserted into each individual hair follicle to deliver an electrical pulse of energy. This can be a painful, time-consuming and costly process whereby, for example, an upper lip may take several hours costing several hundred dollars.

                  Re-treatments may be required as permanent hair removal may be achieved in as few as 30% of disabled hair follicles after the first treatment. Given this situation, electrolysis typically is limited to small body area locations. Legs and mens' backs are relegated to other techniques.

                  The American Electrology Association estimates that in the United States approximately one million people per year use electrolysis and that the market generates approximately $1 billion annually. The Company believes the market for removal of unwanted hair may substantially increase with the introduction of a less painful, more efficient process for hair removal.

         Laser Hair Removal

                  The Company is aware of at least two other companies in the United States engaged in laser hair removal, Thermolase Corporation ("Thermolase") and Palomar Medical Technologies, Inc. ("Palomar"). Thermolase has received 510(k) clearance from the FDA to market services using its laser technologies. Thermolase has opened two spas and has announced its intention to open a number of additional spas. Palomar has announced recently that it has received 510(k) clearance for its EpiLaser technology for dermatological uses, but not including use of the laser hair removal application, and the Company is not aware of Palomar's current plans to commercialize its laser hair removal technology.

                  Both Thermolase and Palomar are substantially larger than the Company in terms of financial, marketing and research and development resources. The Company believes, however, that its technology is superior to that of both Thermolase and Palomar in terms of effectiveness, reduced pain and permanency. The Company further believes it has extremely strong patent rights under the Zaias Patent and the SLS patent pending which will substantially increase its ability to compete with these companies.

                  The Company's laser hair removal technology will also be competitive with conventional hair removal providers such as electrolysis providers and other temporary hair removal products such as waxes, creams and depilatories.

         Consumer Hair Removal

                  The Company's consumable multiple hair removal patch and Finally Free tweezers will also compete with laser hair removal technologies and conventional hair removal methods. The Company believes that its multiple hair removal method, when commercially developed, will offer substantial advantages in terms of ease of use and permanency to enable the Company to compete effectively in the hair removal market. The Company believes that its consumer multiple hair removal patch and Finally Free tweezer will complement and expand the Company's share of the depilation market.


United States Government Regulation

                  As with any manufacturer of medical devices, the testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration (the "FDA") and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDCA"), and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

                  In the United States, medical devices are classified into one of three classes (i.e., class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to good manufacturing practices ("GMP"), and class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

                  Before a new device can be introduced in the market in the United States, the manufacturer must generally obtain FDA clearance or approval through either clearance of a notification filed under Section 510(k) of the FDCA or approval of a premarket approval ("PMA") application. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device, or if it is a class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests and laboratory and animal studies. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

                  A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device or a class III medical device for which the FDA has not called for PMAs. The FDA has recently required more rigorous demonstration of substantial equivalence than it has done in the past, including in some cases requiring submission of clinical data. For some devices, the FDA may determine that the proposed device is not substantially equivalent to a predicate device, or that additional information, i.e., more scientific data, is needed before a substantial equivalence determination can be made. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, but it may take longer. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. Modifications or enhancements of devices that have been cleared through the 510(k) process that could significantly affect safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

                  If human clinical trials of a device are required, whether for a 510(k) submission or a PMA, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will be required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application assures the safety and adequacy of the clinical trial and therefore must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Submission of an IDE application does not give assurance that the FDA will approve the IDE application and, if it is approved, there can be no assurance that the FDA will determine that the data derived from these studies support the safety and efficacy of the device or warrant the continuation of clinical studies.

                  Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices ("GMP") requirements, which include testing, control and documentation requirements. They must register their facilities with the FDA so that the agency can perform periodic inspections and quality audits. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, whether it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

                  In May 1996, the Company applied for 510(k) clearance for the CHROMOS 694 depilation laser system distributed by SLS. The Company has been advised by its FDA regulatory advisors that the laser hair removal technologies licensed under the Zaias Patent and used by SLS employ the use of medical lasers which are substantially equivalent to devices which have received clearance for marketing by the FDA. The Company has noted that a similar 510(k) filing by Thermolase Corporation received premarket clearance from the FDA on April 3, 1995. As of July 1996, Palomar filed, but has not yet received clearance of its 510(k) for ruby laser hair removal system. There can be no assurance that premarket clearance for the Company will be granted on a timely basis, if at all, from the FDA. The Company has been advised by its FDA regulatory advisors that the SLS laser is substantially equivalent to the Thermolase laser for its depilation ability and to other lasers for its operating characteristics.

                  Since January 1990, the Company has been engaged in an ongoing dispute with FDA regarding the marketing status of Finally Free for personal (nonprofessional) use. On June 28, 1991, the United States District Court for the Eastern District of Pennsylvania approved a settlement agreement between the Company and the FDA. Pursuant to the settlement agreement, the Company denied the allegations of the complaint but agreed, among other things, that the Company would not manufacture, process, pack, label, promote, advertise, distribute, or sell Finally Free unless and until it received marketing authorization from FDA. On December 6, 1991, FDA requested that the Company provide additional information for its 510(k) filing as part of the marketing authorization process. New data was submitted to FDA in the 510(k) as part of the marketing approval process. In February of 1992, Selvac received export approval of Finally Free Hair Remover to Canada from FDA.

                  In July 1994, the FDA determined that Finally Free shall be considered a class III device under the FDCA and accordingly, will require PMA before it is sold, manufactured or distributed in the U.S. At the present time, management has no intention to seek such approval. There can be no certainty that if such actions were taken, they would be successful.

                  There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

European Community Regulation

                  Sales of the Company's products in Europe are subject to voluntary standards and regulations, including directives adopted by the European Community. A key voluntary standard provides, among other things, that the Company comply by 1998 with International Standard ISO 9001 (European Standard EN 29001) entitled "Model for Quality Assurance in Design, Development, Production, Installation and Servicing." SLS has retained an ISO 9001 expert consultant and expects to meet all standards by December 1996.

                  In addition, since January 1, 1996, in order to receive Community European Marking ("CE Marking"), laser manufacturers must comply with the Electro Magnetic Compatibility ("EMC") standards. All of the Company's current products meet the EMC standards, and thus have been cleared for CE Marking.

                  Commencing in June, 1998, laser manufacturers who market their products in the European Community will be required to comply with the Medical Devices Directive ("MDD"). The Company expects to meet the requirements of the MDD by early 1997.

                  Regulatory approval to market the electronic components employed by the Classy Lady hair removal system licensed from Thomas L. Mehl Sr. was granted in September 1993 by the German Verband Deutscher Electrotechniker ("VDE") which enables such products to be marketed and sold in the European Community. The Company believes that no further VDE or other regulatory approvals are required in the European Community to market the Classy Lady tweezers, comb or patch products which are used with such electronic components. Accordingly, the Company believes it can currently market its multiple hair removal products in the European Community under its existing VDE license.

Discontinued Operations

     Prior to fiscal 1995, the Company's subsidiary, Video Knights, Inc., owned and operated several retail home entertainment centers which rented and sold videotapes, laser disks, video games and audio books in the Mid-Atlantic region. Effective on May 31, 1994, substantially all of the assets of Video Knights, Inc. were sold and its business discontinued.

Employee

    As of August 25, 1996, the Company had 32 employees, including 18 employees at SLS, 12 employees in the Gainesville, Florida office and two in the Selvac division in Marlboro, Massachusetts.


Item 2.  Description of Property

                  The Company's principal executive and administrative offices are located in Gainesville, Florida, where the Company leases an approximately 2,500 square foot facility.

                  The SLS facility operates a 10,000 square foot factory and offices in Llanelli, Wales which premises are leased from the Welsh Development Agency. The Company is currently investigating the acquisition of additional space for its Welsh facility to increase its laser manufacturing capacity.

                  The Selvac division currently operates out of a 2,500 square foot leased facility in Marlboro, Massachusetts.

                  The Company believes its current facilities are in good operating condition and repair.


Item 3.  Legal Proceedings

                  The Company holds an exclusive license with Thomas L. Mehl, Sr. for certain enumerated patents as well as Mehl's new inventions in the hair removal field. See Item 1. "Business - Selvac Division." A dispute arose as to the Company's compliance with the terms of that license and as to the termination of the license. On March 20, 1991, the Company filed a complaint in the Federal District Court in Massachusetts (Civil Action No. 91-10868-Z) against Mr. Mehl. After consummation of the Merger, each of Mehl and the Company entered into a full settlement and release on June 14, 1996 with respect to the litigation and will dismiss all claims against each other. Neither party was or will be paid any money or other consideration from the other in connection with such settlement and release.


                                     PART II


Item 4.  Submission of Matters to Vote of Securities Holders:

                  On June 4, 1996, the Company held a Special Meeting of Stockholders in connection with the merger with Classy Lady by Mehl of Puerto Rico, Inc. See "Business - Merger with Classy Lady." The purpose of the meeting was (1) to authorize the change of the Company's name to MEHL/Biophile International Corporation, effective upon completion of the Merger and (2) to authorize an increase in the number of shares of common stock to 60 million shares in order to enable the Company to complete the merger.

                  Regarding the proposal to amend the Company's name, there were 9,114,759 shares voted in favor, 41,335 against and 124,655 abstaining.

                  Regarding the proposal to increase the number of shares of authorized Common Stock to 60 million shares, there were 9,103,944 shares voted in favor, 52,100 against and 124,685 abstaining.


Item 5.  Market For the Common Equity And Related Stockholder Matters:

                  The Company's Common Stock and warrants have been traded over-the-counter since December 6, 1983 and are currently listed for quotation on the Small Cap Market of the Nasdaq Stock Market, Inc. under the symbols MEHL and MEHLW, and their bid prices are reported by the Nasdaq Stock Market Inc.'s Small Cap Market.

                                                  COMMON STOCK                        WARRANTS*
         PERIOD                               HIGH            LOW               HIGH            LOW
         ------                               ----            ---               ----            ---
Year Ended May 31, 1996

  Quarter ended May 31, 1996                  10              2 1/8             7 3/4           1 1/4
  Quarter ended February 29, 1996             2 7/8           1 3/16            1 7/16          5/8
  Quarter ended November 30, 1995             1 15/16         3/16
  Quarter ended August 31, 1995               7/32            3/16

Year Ended May 31, 1995

  Quarter ended May 31, 1995                  1/4             3/16
  Quarter ended February 28, 1995             9/32            1/4
  Quarter ended November 30, 1994             9/32            1/4
  Quarter ended August 30, 1994               9/32            1/4


         * Due to the decline of the market value of the common stock, there were no available quoted bid prices for periods prior to the quarter ending February 29, 1996, based upon the assumption that warrants will not be exercised or purchased for the periods presented.

                  The source for the price quotes of the Common Stock is as reported by the National Association of Securities Dealers and does not include retail markups, markdowns, commissions or other adjustments and does not represent actual transactions.

                  As of August 21, 1996, there were approximately 4,500 holders of the Registrant's common shares.

                  The Registrant has never paid any common stock cash dividends, and no common stock dividends are anticipated at the present time.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                  Sales for fiscal 1996 decreased $393,000 or 14% as compared to the previous year. This was due to a decrease in sales volume resulting from lower orders of Finally Free products, primarily in Canada, along with price reductions necessitated by increased competition.

                  Gross margin for fiscal 1995 as a percentage of sales decreased by less than .5% from 1994. Current year sales included a greater percentage to markets where the Company has less favorable pricing arrangements. Additionally, 1996 revenues included approximately $43,000 of promotional sales of Finally Firm products sold at little or no margin. The effect of these factors was offset by improved vendor pricing and warehousing efficiency.

                  The Company continues to be dependent on the sales of one product, Finally Free, which accounted for 97% of 1996 sales. As a result of a settlement with the U.S. Food and Drug Administration, sales of Finally Free have been restricted to foreign markets. Accordingly, expiration of the Company's US Finally Free patents in 1996 is not expected to have a significant impact on future operations. With further price decreases and reduced foreign sales volume for Finally Free anticipated in future periods, the Company has been active in its efforts towards diversification of both its product and markets.

                  Product and market diversification in the personal hair removal market was accomplished in June 1996, when a subsidiary of the Company merged with Classy Lady by Mehl of Puerto Rico, Inc. ("Classy Lady") and the Company purchased approximately 81% of the voting stock of SLS (Wales) Limited ("SLS").

                  Classy Lady owns exclusive license rights to certain multiple hair removal and laser hair removal technologies for which, U.S. and various foreign patents have been obtained or are pending. SLS holds patents pending for laser hair removal technologies compatible with those licensed to Classy Lady. Additionally, SLS develops, manufactures and sells lasers primarily for use in the field of hair removal. Intentions are to expand the operations of Classy Lady and SLS and to further exploit their intellectual property rights through the establishment of licensing arrangements.

                  During the current fiscal year, the Company began marketing efforts for Raywatch, a wrist or clip-on watch that contains features which assist its wearer in measuring and monitoring exposure to ultraviolet light. The Company is presently a non-exclusive, U.S. retail distributor for this product. Negotiations will be considered for expanded distribution arrangements and markets based on evaluation of initial results. Costs related to the initial marketing of this product through May 31, 1996 were approximately $75,000. Raywatch sales to date have not been significant. The Company is currently investigating marketing strategies to expand distribution of the Raywatch.

                  Initial indications are that the effort to introduce the Company's Finally Firm product on a test market basis in Taiwan will not be successful. Included in the 1996 charge for inventory write downs is $151,000 for write down of inventory related to the Company's Finally Firm products.

                  Selling, general and administrative expenses for fiscal 1996 increased by $500,000 as compared to the previous year. Increased depreciation and amortization costs as a result of changes in the estimated useful lives of certain intangible assets and equipment and the aforementioned marketing costs related to the Raywatch product contributed to the increase. In addition, legal, accounting and other professional fees for 1996 increased by $175,000. These increases were primarily attributed to costs related to the Classy Lady and SLS acquisitions. Bad debt expense for 1996, was approximately $124,000 higher than for the prior year, resulting primarily from a reassessment of the collectability of accounts receivable balances from the Company's Australian and Spanish distributors.

                  In January 1996, the Company received $172,000 in insurance proceeds in connection with the theft of certain inventory being carried at $99,000. The amount by which the insurance proceeds exceed the carrying basis, has been reflected as other income for the year ended May 31, 1996.

                  No provision for income tax recovery has been provided for 1996, due to the uncertainty concerning the Company's ability to utilize the future tax benefits of net operating losses generated during this period. For 1995, the Company's provision for income taxes was offset by a reduction in the Company's deferred tax asset valuation allowance of $98,000 resulting from utilization of net operating loss carryforwards.

                  The Company expects that the future direction of the Company will be dependent upon its ability to enter into licensing arrangements for the laser hair removal technologies owned by SLS and licensed by Classy Lady and to commercialize successfully the consumable multiple hair removal patch licensed under the Mehl Patent.


Liquidity and Capital Resources:


         Debt and Equity Offerings

                  During the last quarter of the current fiscal year the Company completed private placements of $3,000,000 convertible debentures with interest at 8% and 10,000 shares of 5% Cumulative Convertible Series C Preferred Stock ("Series C Preferred Stock") with a stated value of $10,000 per share at an aggregate purchase price of $10,000,000. Costs related to these placements were approximately $230,000 in cash and 162,000 shares of the Company's common stock. As of July 31, 1996, all of the holders of convertible debentures had exercised their right to convert and the Company issued 615,042 shares of its common stock and retired the debt and related accrued interest.

                  Management intends to apply a significant portion of the funds from these offerings towards the acquisition of Classy Lady and SLS (Wales) and to provide working capital for future expansion of the operations of these entities.


         Other Liquidity Matters

                  For the 1996 fiscal year, the Company's cash balance increased $9.2 million, primarily resulting from funds generated by the aforementioned private equity and debt placements. Additionally, funds were provided by operations, the exercise of warrants and stock options, and note payments received from CDF Acquisition Corp. ("CDF"). These resources were used to advance funds to Classy Lady and SLS in anticipation of the pending acquisitions.

                  In June 1995, the Company had renegotiated the repayment terms of its note receivable from CDF. Under the terms of the original agreement, the entire principal plus accrued interest, at the prime rate, was payable in May 1996. Under the terms of the new agreement, in June 1995, the Company received $112,500 in cash and 200,000 shares of its own common stock valued at $37,500 as payment towards the CDF note receivable. In December 1995, the Company received an additional payment of $59,000 ($50,000 principal and $9,000 interest). The remaining principal and accrued interest balances are to be paid on an installment basis through June 1998. Interest on the unpaid principal balance is at 9% through June 1996 and 7% thereafter.

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

                  Although the preferred stock is a restricted security (not registered for public trading) Roadrunner is obligated to register, for public sale, a sufficient number of common shares to satisfy conversion rights attached to the preferred shares. Management of Roadrunner originally anticipated the completion of such registration by the second quarter of calendar year 1996. Such registration is now anticipated in the fall of 1996. When and if the registration has been completed, intentions are to evaluate the merit of retaining all or part of the preferred stock.

                  In December 1995, the Company agreed to accept 24,368 shares of Roadrunner restricted common stock in payment of $41,000 preferred stock dividends. The Company also received registration rights with this stock and anticipates that it too will be registered for public sale by the fall of calendar year 1996.

                  In December 1995, the Company filed a post-effective amendment to Form S-1 with the Securities and Exchange Commission, to register for public sale, 881,218 shares of its common stock, issuable at $1.25 per share, upon the exercise of outstanding common stock purchase warrants.

                  As of May 31, 1996, the Company had issued 509,572 shares of common stock upon the exercise of stock purchase warrants. In addition, in September 1995, the Company issued 75,000 shares of its common stock at $.41 per share upon the exercise of nonqualified stock options. Proceeds from the issuance of common stock pertaining to the warrants and stock options, net of costs related to the aforementioned registration, were $664,000. There can be no assurance that all or any of the remaining warrant holders will exercise their rights under the warrants.

         Capital Acquisitions

                  With the Company's present dependency on sales of one product in limited markets, efforts had been taken to pursue investment opportunities to enable the Company to expand and diversify its market. In this regard, on June 4, 1996 Classy Lady by Mehl of Puerto Rico, Inc., a privately-held Puerto Rico Company ("Classy Lady"), merged with and into a wholly-owned subsidiary of the Company (the "Merger"). Classy Lady is a development stage company and was formed to exploit the hair removal technologies patented by two of its principals. In consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady.

                  Concurrent with the Classy Lady merger, the Company's shareholders approved an increase in the number of $.01 par value common shares authorized to be issued from 20 million to 60 million shares.

                  Additionally, on June 4, 1996, the Company completed the purchase of capital stock representing in the aggregate of 81% interest in SLS (Wales) Limited, a privately held Welsh company ("SLS") engaged in developing, manufacturing and selling lasers primarily in the field of hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of 1,255,000 pounds sterling (approximately $1.9 million) and the issuance of 25,044 shares of the Registrant's Common Stock.

                  Advances to Classy Lady and SLS at May 31, 1996 were $850,000 and $3,200,000, respectively. In part, the SLS advance was applied towards the required cash payment in the business acquisition and the balance was used to retire SLS debt and for working capital.

                  The Company anticipates that it will apply a significant portion of the proceeds from the sale of the Series C Preferred Stock, funds derived from operations and from the exercise of warrants to develop and market products exploiting the SLS and Classy Lady technologies. The Company anticipates that it will require additional funds to complete its business plan and is currently investigating the feasibility of private and public offerings of equity and debt.

Item 7.  Consolidated Financial Statements
         and Independent Auditors' Report


                        YEAR ENDED MAY 31, 1996 AND 1995

                                                                        PAGE
                                                                        ----
INDEPENDENT AUDITORS' REPORTS                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheet                                      F-2

         Consolidated Statements of Operations                           F-3

         Consolidated Statements of Changes in
           Stockholders' Equity                                          F-4

         Consolidated Statements of Cash Flows                           F-5

         Notes to Consolidated Financial Statements                      F-7

Item 8.  Changes in and Disagreements with Accounts on
         Accounting and Financial Disclosure

                  Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

Name                           Age            Since                 Position with the Company
- ----                           ---            -----                 -------------------------
Thomas L. Mehl, Sr.            58             1996                  Chairman of the Board, President and
                                                                    Chief Executive Officer

Nardo Zaias                    64             1996                  Director

Allan Borkowski                55             1982                  Vice Chairman of the Board

AnnMarie Mehl                  54             1996                  Director and Secretary

Pichit Suvanprakorn            54             1996                  Director

Antonius H. Clemens            67             1996                  Director

Robert Marc Clement            42             1996                  Managing Director of SLS and Director

Paul W. Hartloff, Jr.          63             1989                  Director


                  Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. Officers are elected by, and serve at the discretion of the Board of Directors. No director receives any compensation for services as a director other than reimbursement of expenses for attendance of meetings of the Board.

                  Thomas L. Mehl, Sr. and AnnMarie Mehl are husband and wife.

                  The background of each director and executive officer is as follows:

                  Thomas L. Mehl, Sr. has been a successful inventor and entrepreneur in the health and beauty field for the past thirty years. From January 1991 to the present, Mr. Mehl has been working on filing for new patents in the United States and abroad for several inventions in the health and beauty field. In the field of hair depilation for the consumer, Mr. Mehl was granted three patents which have been licensed exclusively to Classy Lady and has additional patent applications in the field of hair depilation pending.

                  From March 1991 to 1993, Mr. Mehl was the principal of His or Her Products by Mehl, Inc., a private Florida corporation started by Mr. Mehl to assist him in the research and development of his new technology in the skincare field. From January 1992 to 1994, Mr. Mehl was the principal of Classy Lady by Mehl, Inc., a private Florida corporation started by Mr. Mehl to assist him in the research and development of his consumer hair removal technology. From February 1993 to the present, Mr. Mehl has been President and Chairman of M.C.M. Group, Inc., a private Florida corporation, which works primarily with inventors and entrepreneurs in the area of marketing, consulting and manufacturing of new technology and products. From November 1993 to the present, Mr. Mehl has been President and Chairman of His or Her Products by Mehl of Puerto Rico, Inc., a private Puerto Rico corporation, which has developed and is marketing a hand-held steam facial product.

                  Nardo Zaias, M.D. is a well-known dermatologist specializing in diseases of the skin and skin cancer. From 1991 to the present, Dr. Zaias has maintained a private medical practice at the Greater Miami Skin & Laser Center located in Miami Beach, Florida. Dr. Zaias has published over fifty research papers to his credit including his report on "Hair Root Damage with Mehl Method of Depilation" and has served on three FDA Advisory Committees. Dr. Zaias is also the inventor of a patented laser hair depilation invention, United States Patent No. 5,059,192 issued on October 11, 1991, which was licensed exclusively to Classy Lady.

                  AnnMarie Mehl is wife of Thomas L. Mehl, Sr. and has twenty years of experience in both the professional and consumer hair depilation fields working with Mr. Mehl's patented hair removal method and products. Mrs. Mehl worked with Mr. Mehl in their chain of beauty salons located within Britts Department Stores from 1965-1974, served from 1977 to 1981 as an officer of NU-Trolysis Inc. which originally manufactured and marketed Mr. Mehl's original professional hair removal products, and served from 1983 to 1985 as an officer of Mehl International, Inc. which developed the permanent hair removal device. From 1991 to 1994, Mrs. Mehl worked closely with both Mr. Mehl and Dr. Zaias in testing the new consumer hair removal products. From 1994 to the present, Mrs. Mehl has continued her ongoing product testing with Mr. Mehl and Dr. Zaias on behalf of Classy Lady.

                  Robert Marc Clement, Ph.D., is a laser physicist and the inventor of the CHROMOS 694 laser depilation system manufactured by SLS in Llanelli, Wales. From 1986 to June 4, 1996, Professor Clement served as the Technical Director of SLS. On June 4, 1996, Professor Clement became Managing Director of SLS. Professor Clement has been the Dean of Faculty at the Swansea Institute of Higher Education ("Swansea Institute") located in Swansea, Wales since 1988. As the Dean of Faculty of the Swansea Institute, Professor Clement helped secure the financing to establish the Product Development Centre ("PDC") in 1994 within the Institute to supply industry with high quality manufacturing and services to support the growth of existing companies and the development of new ones. Through Professor Clement's efforts, the PDC has been supported financially by the Welsh Development Agency and the Welsh Office. Clement has received numerous awards for innovation and has distinguished himself as a leader in laser based technology both in the United Kingdom and abroad.

                  Allan Borkowski served as Chairman of the Company from its inception through June 4, 1996 and Chief Financial Officer since July 1989. He was Chief Executive Officer of the Company from its inception until July 1992. Since June 1982, he has been Chairman and Chief Executive Officer of Optivest Technologies Corp.

                  Pichit Suvanprakorn is the President of Biophile Corporation, a manufacturing and medical service company in Bangkok, Thailand. Biophile owns and operates hospitals, dermatological clinics and a pharmaceutical company and has extensive real estate holdings and development activities.

                  Paul W. Hartloff, Jr., an attorney, served as Secretary of the Company from 1993 through June 1996. Until June 1996, for more than the past five years, he has been engaged in the full time practice of law as a senior partner of the law firm of Schramm Raddue and since June 1996 has been a senior partner of the law firm of Jarvis, Hartloff & Simon, LLP. Mr. Hartloff is a director of the Circon Corporation.

                  Antonius H. (Tom) Clemens is an inventor, engineer and healthcare marketing specialist who has worked in inventing, research and development and marketing for several multi-national organizations including Miles Laboratories (26 years), Seimens A.G. and Phillips N.V. From 1991 to the present, Mr. Clemens has worked as an independent consultant in providing engineering and marketing services of high quality consumer appliances and medical devices. Mr. Clemens holds patents on DNA Hybridization, Histology Systems, Nucleic Acid Probes, and Artificial Pancreas. Mr. Clemens is also the coinventor of the Catheter Sharp Retraction System and Needle Retraction System. From 1992 to present, Mr. Clemens has also worked as a consultant for His or Her Products by Mehl of Puerto, Rico on Mr. Mehl's consumer steam facial machine. From 1993 to June 4, 1996, Mr. Clemens worked as a consultant for Classy Lady by Mehl of Puerto Rico, Inc. on Mr. Mehl's patented consumer hair removal inventions.

                  The Company has established an Executive Committee consisting of Messrs. Mehl, Borkowski and Dr. Zaias. The Executive Committee has all of the powers of the Board of Directors, except as limited by applicable law.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors of the Company and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such executive officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

                  Based solely on review of the copies of such forms furnished to the Company and other information which has been made available to the Company, the Company believes that during the year ended May 31, 1996, all
Section 16(a) filing requirements applicable to the executive officers and directors of the Company and greater than ten-percent beneficial owners were complied with.


Item 10.  Executive Compensation:

                  James L. Leonard, who served as Chief Executive Officer and a director of the Company until June 4, 1996 received compensation payments of $75,000 for the fiscal year ended May 31, 1996, constituting his sole compensation from the Company. No executive officer of the Company received a total salary and bonus in excess of $100,000 in the fiscal year ended May 31, 1996.


Item 11.  Security Ownership of Certain Beneficial Owners and Management:

                  The following table sets forth, as of August 21, 1996, the number of shares of the Company's Common Stock owned by each director, by all directors and officers as a group, and by any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to own beneficially 5% or more of the outstanding Common Stock. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment powers with respect to the shares indicated.

Name and Address                   Number of Shares             Percentage
of Beneficial Owner               Beneficially Owned             of Class
- -------------------               ------------------            ----------
Thomas L. Mehl, Sr.                   9,197,000                    22.39%
and AnnMarie Mehl
4020 Member of Road
Gainesville, Florida 32607


Nardo Zaias
Mount Sinai Hospital                  9,197,000                    22.39%
4302 Alton Road
Miami Beach, Florida 33140


Pichit Suvanprakorn                   4,275,000                    10.41%
Biophile Corporation
888/41-48 Mahatun Road
Ploenchit Road
Bangkok 10330, Thailand


Allan Borkowski                         939,151(1)                  2.29%
One Horizon Road
Fort Lee, New Jersey


Robert Marc Clement                      25,044                      *
11 Plas Road
Phos, Pontardawe
Swansea, Wales


Antonius H. Clemens                     245,000                      *
584 Schumann Drive
Madison, WI  53711

- --------
(1) Includes 107,000 shares held by members of Mr. Borkowski's family, of which Mr. Borkowski disclaims beneficial ownership. Does not include 650,000 shares held by Optivest Technologies Corporation, a corporation of which Mr. Borkowski is Chairman and Chief Executive Officer.

*        less than 1%.

Paul W. Hartloff, Jr.                   147,000(2)                   *
15 West Carrillo Street
Santa Barbara, CA 93102


All officers and directors
as a group (eight persons)
(1) (2) (3)                          24,025,195                    58.48%

* Less than 1%


Item 12.  Certain Relationships and Related Transactions:


                  In consideration for the grant of the MEHL License, Classy Lady agreed to pay Thomas L. Mehl, Sr. a royalty of 5% of the wholesale price of all products covered by the above patents sold by Classy Lady or its distributors worldwide. See Item 1. "Business-Mehl License". Under the Mehl License, Classy Lady agreed to pay Mehl a minimum annual royalty of $50,000. 10% of all royalty payments are to be made to Classy Lady's patent law firm of Schlesinger, Arkwright & Garvey ("SA&G") until the aggregate of such payment to SA&G reaches $1 million.

                  In consideration for granting the Zaias License, Classy Lady agreed to issue to Dr. Zaias 5,000 shares of Classy Lady Common Stock, pay to Dr. Zaias $100,000 and pay to Dr. Zaias a royalty of 5% on all revenues derived by Classy Lady in connection with the laser hair removal invention covered by the above patent. See Item 1. "Business-Zaias License". Classy Lady also agreed to pay to Dr. Zaias a minimum royalty of $50,000 per year.

                  Mr. Mehl and Dr. Zaias have each agreed to share with the other a portion of the royalty revenues derived from the License Agreements described above. Accordingly, 25% of all payments to be made to Mr. Mehl under his license agreement are to be paid to Dr. Zaias until such time as Dr. Zaias notifies Classy Lady that Mehl is no longer obligated to make such payments, and 50% of all royalty payments due to Dr. Zaias are to be paid to Mr. Mehl.

                  Under the terms of the joint venture with LIL, Sharplan will pay to Dr. Zaias, a royalty payment of 1.5% of the net sales derived from the retail sale of products based on applications of the Zaias Patent. Under the agreement, LIL agreed to advance to Dr. Nardo Zaias the sum of $100,000. Such amounts are to be treated as a shareholder advance, bearing interest at the rate of 5.65% per year and are to be repaid upon consummation of a private placement or public offering or such earlier time as Sharplan shall have sufficient capital to repay such advance or advances. See Item 1. "Business - Joint Venture."


- --------
(2) Includes 32,000 shares held by a trust in which Mr. Hartloff has voting power but no other beneficial interest.

Item 13. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit 3.1    Articles of Incorporation, as
                                          amended.

                           Exhibit 3.2    By-laws, as amended.

                           Exhibit 4 Common Stock Purchase Warrants (incorporated by Reference to
                                          Registration Statement on Form S-1
                                          dated August 26, 1983).

                           Exhibit 10.1   Second Amended and Restated
                                          Agreement and Plan of Merger with
                                          Classy Lady by Mehl of Puerto
                                          Rico, Inc. dated June 4, 1996
                                          (incorporated by reference to
                                          Current Report on Form 8-K dated
                                          June 4, 1996).

                           Exhibit 10.2   Sale and Purchase Agreement
                                          dated June 4, 1996 by and among B.
                                          Mair and others, and Selvac
                                          Corporation (incorporated by
                                          reference to Current Report on
                                          Form 8-K dated June 4, 1996).

                           Exhibit 10.3   Sale and Purchase Agreement
                                          dated June 4, 1996 by and among
                                          Robert Marc Clement and Selvac
                                          Corporation (incorporated by
                                          reference to Current Report on
                                          Form 8-K dated June 4, 1996).

                           Exhibit 10.4   Amended Exclusive License
                                          Agreement for Patented Laser Hair
                                          Removal dated December 5, 1995 by
                                          and between Classy Lady by Mehl of
                                          Puerto Rico, Inc. and Nardo Zaias,
                                          M.D.

                           Exhibit 10.5   Exclusive License Agreement
                                          for Patented Consumer Hair Removal
                                          Products dated December 5, 1995 by
                                          and between Classy Lady by Mehl of
                                          Puerto Rico, Inc. and Thomas L.
                                          Mehl, Sr.

                           Exhibit 10.6 Joint Venture Formation Agreement between Laser Industries Limited and Classy Lady by Mehl of Puerto Rico, Inc. dated as of December 19, 1995.

                           Exhibit 10.7   Securities Purchase Agreement
                                          with GFL Performance Fund Ltd.
                                          dated May 15, 1996 (incorporated
                                          by reference to Registration
                                          Statement on Form S-3 dated July
                                          1, 1996).

                           Exhibit 10.8   Registration Rights Agreement
                                          with GFL Performance Fund Ltd.
                                          dated May 15, 1996 (incorporated
                                          by reference to Registration
                                          Statement on Form S-3 dated July
                                          1, 1996.)

                           Exhibit 11     Computation of Net Income (Loss) Per
                                          Share.

                           Exhibit 21     Subsidiaries of the Registrant.

                           Exhibit 27     Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the last
quarter of the period covered by this report.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 27, 1996.

                                  MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                  (Registrant)

                                     /s/ Thomas L. Mehl, Sr.
                                  By:---------------------------------
                                     Thomas L. Mehl, Sr., Chairman of
                                     the Board, President
                                     and Chief Executive Officer


                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                 Date

/s/ Thomas L. Mehl, Sr.
- --------------------------------                    August 27, 1996
Thomas L. Mehl, Sr.
Chairman of the Board,
President and Chief Executive
Officer

/s/ AnnMarie Mehl
- --------------------------------                    August 27, 1996
AnnMarie Mehl
Director

/s/ Nardo Zaias
- --------------------------------                    August 27, 1996
Nardo Zaias
Director


- --------------------------------                    August __, 1996
Pichit Suvanprakorn
Director


/s/ Allan Borkowski
- -------------------------------                     August 27, 1996
Allan Borkowski
Vice Chairman of the Board,
(Principal Financial and
Accounting Officer)

/s/ Marc Clement
- -------------------------------                     August 27, 1996
Marc Clement
Director

/s/ Tom Clemens
- -------------------------------                     August 27, 1996
Tom Clemens
Director

/s/ Paul W. Hartloff, Jr.
- -------------------------------                     August 27, 1996
Paul W. Hartloff, Jr.
Director

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Directors
 of MEHL/Biophile International Corporation:



We have audited the accompanying consolidated balance sheet of MEHL/Biophile International Corporation and subsidiary as of May 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the years in the two year period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies as of May 31, 1996, and results of their operations and their cash flows for each of the years in the two year period ended May 31, 1996, in conformity with generally accepted accounting principles.


                                            BOND, ANDIOLA & COMPANY



Raritan, New Jersey
July 11, 1996

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 1996

                                            ASSETS
CURRENT ASSETS:
  Cash and equivalents                                                            $ 9,838,998
  Accounts receivable, net of allowance for doubtful accounts of $343,416             484,182
  Inventories                                                                         387,700
  Marketable securities, held to maturity                                             477,690
  Current portion of Note receivable, CDF Acquisition Corp.                           105,625
  Other current assets                                                                 55,660
                                                                                  -----------
         Total current assets                                                      11,349,855

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $741,470                     5,928

PATENTS AND PATENT RIGHTS, net of accumulated amortization of $865,756                 95,399

NOTES AND LOANS RECEIVABLE, net of current portion:
  CDF Acquisition Corp.                                                               147,948
  Classy Lady by Mehl of Puerto Rico, Inc.                                            860,491
  Loans and advances, SLS (Wales) Limited                                           3,200,000

OTHER ASSETS
  Investment in non-marketable securities                                             750,000
  Marketable securities, available for sale                                            38,975
                                                                                  -----------
                                                                                  $16,448,596
                                                                                 ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $   208,376
  Accrued expenses                                                                    112,396
  Other current liabilities                                                             9,900
                                                                                  -----------
         Total current liabilities                                                    330,672
                                                                                  -----------
CONVERTIBLE DEBENTURES                                                                750,000
                                                                                  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Serial Preferred Stock, $10.00  par value, 200,000 shares authorized:
     5% cumulative convertible preferred stock, Series C, $1,000 stated value,
                10,000 shares, issued and outstanding                              10,000,000
  Common stock, $.01 par value, authorized-20,000,000 shares:
                Issued shares-18,132,516                                              181,325
  Additional paid-in capital                                                       12,054,929
  Accumulated deficit                                                              (5,909,579)
  Unrealized loss - marketable securities                                              (3,152)
                                                                                  -----------
                                                                                   16,323,523
  Treasury stock, at cost, 2,474,959 common shares                                   (955,599)
                                                                                  -----------
         Total stockholders' equity                                                15,367,924
                                                                                  -----------

                                                                                  $16,448,596
                                                                                  ===========

See notes to consolidated financial statements.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED MAY 31,
                                                 1996              1995
                                                 ----              ----
REVENUES                                      $ 2,351,945       $ 2,744,620

COST OF SALES                                   1,330,726         1,562,898
                                              -----------       -----------

GROSS MARGIN                                    1,021,219         1,181,722
                                              -----------       -----------

OPERATING EXPENSES:
  Selling, general and administrative           1,586,300         1,087,462
  Loss on sale of property and equipment                0            20,361
  Charge for inventory write down                 186,675                 0
  Loss on sale of marketable securities                 0             7,822
                                              -----------       -----------
                                                1,772,975         1,115,645
                                              -----------       -----------

                                                 (751,756)           66,077

OTHER INCOME (EXPENSES):
  Investment income                               120,700           126,537
  Other income                                     72,728                 0
  Interest expense                                (32,544)                0
                                              -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                (590,872)          192,614

PROVISION FOR INCOME TAXES                              0            48,386
                                              -----------       -----------

NET INCOME (LOSS)                             $  (590,872)      $   144,228
                                              ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE            $      (.05)      $       .01
                                              ===========       ===========


INCOME (LOSS) APPLICABLE TO COMMON STOCK      $  (635,705)      $    86,028
                                              ===========       ===========

See notes to consolidated financial statements.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                               COMMON          ADDITIONAL
                                                 PREFERRED STOCK                            STOCK ISSUED        PAID-IN
                                             -----------------------                     ------------------    ---------
                                             SERIES A    1985 SERIES     SERIES C        SHARES      AMOUNT     CAPITAL
                                             --------    -----------     --------        ------      ------    ----------
YEAR ENDED MAY 31, 1995

  Balance, May 31, 1994                      $ 240,000    $ 245,000     $         0    16,256,485   $162,565   $ 8,813,998
  Cash dividends on preferred stock:
  Purchase of treasury stock
  Net income
                                             ---------    ---------     -----------    ----------   --------   -----------
   Balance, end of year                        240,000      245,000               0    16,256,485    162,565     8,813,998

YEAR ENDED MAY 31, 1996

  Cash dividends on preferred stock
  Treasury stock acquisitions
  Common stock issued:
     Conversion of preferred stock            (240,000)    (245,000)                      776,000      7,760       477,240
     Exercise of warrants and options                                                     584,572      5,846       657,869
     Conversion of debt                                                                   353,459      3,534     2,148,442
     Debt acquisition costs                                                                90,000        900       188,100
  Private placement of preferred stock                                   10,000,000        72,000        720      (230,720)
  Unrealized loss on marketable securities
  Net loss
                                             ---------    ---------     -----------    ----------   --------   -----------

Balance, end of year                         $       0    $       0     $10,000,000    18,132,516   $181,325   $12,054,929
                                             =========    =========     ===========    ==========   ========   ===========


                                                                           UNREALIZED
                                                             TREASURY      LOSS ON
                                             ACCUMULATED     STOCK         MARKETABLE
                                             DEFICIT         AT COST       SECURITIES
                                             -----------     --------      ----------
YEAR ENDED MAY 31, 1995

  Balance, May 31, 1994                      $(5,380,735)    $(687,218)    $     0
  Cash dividends on preferred stock:             (58,200)
  Purchase of treasury stock                                  (228,580)
  Net income                                     144,228
                                             -----------     ---------     -------
   Balance, end of year                       (5,294,707)     (915,798)          0

YEAR ENDED MAY 31, 1996

  Cash dividends on preferred stock              (24,000)
  Treasury stock acquisitions                                  (39,801)
  Common stock issued:
     Conversion of preferred stock
     Exercise of warrants and options
     Conversion of debt
     Debt acquisition costs
  Private placement of preferred stock
  Unrealized loss on marketable securities                                  (3,152)
  Net loss                                      (590,872)
                                             -----------     ---------     -------

Balance, end of year                         $(5,909,579)    $(955,599)    $(3,152)
                                             ===========     =========     =======

See notes to consolidated financial statements.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         YEAR ENDED MAY 31,
                                                                                                      1996               1995
                                                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                              $   (590,872)      $    144,228
  Adjustments to reconcile net income (loss) to  net cash provided by operating activities:
        Loss on sale of property and equipment                                                              0             20,361
        Loss on sale of available for sale marketable securities                                            0              7,822
        Depreciation and amortization                                                                 308,045            172,104
        Deferred taxes                                                                                      0             48,386
        Changes for inventory write downs                                                             186,675                  0
        Provision for bad debts                                                                       258,588            163,660
        Marketable securities received in payment of  preferred
           stock dividends and accounts receivable                                                    (42,127)                 0
        Interest paid with issuance of common stock                                                    24,160                  0
  Changes in operating assets and liabilities:
       Accounts receivable                                                                           (111,173)           123,362
       Inventories                                                                                    (38,420)          (103,904)
       Other operating assets                                                                          (8,959)            50,448
       Accounts payable                                                                               124,155           (365,882)
       Accrued expenses                                                                                23,583            (88,430)
       Other operating liabilities                                                                        350              2,400
                                                                                                 ------------       ------------

      Net cash provided by operating activities                                                       134,005            174,555
                                                                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held to maturity marketable securities                                                 (473,951)                 0
  Increase in notes and loans receivable                                                           (4,050,000)                 0
  Proceeds from sale of discontinued operations                                                             0            350,000
  Proceeds from sale of property and equipment                                                              0              6,900
  Proceeds from sale of available for sale marketable securities                                            0             29,256
  Property and equipment acquisitions                                                                    (579)           (11,856)
  Notes receivable repayments                                                                         171,500            319,300
                                                                                                 ------------       ------------

     Net cash provided (used) by investing activities                                              (4,353,030)           693,600
                                                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of:
     Convertible debentures                                                                         3,000,000                  0
     Series C Preferred stock, net of issuance costs                                                9,800,000                  0
     Common stock, net of issuance costs                                                              663,715                  0
  Note repayment                                                                                            0           (140,000)
  Preferred stock dividends paid                                                                      (36,900)           (58,200)
  Treasury stock acquisitions                                                                          (2,301)          (228,580)
                                                                                                 ------------       ------------

      Net cash (provided) by financing activities                                                  13,424,514           (426,780)
                                                                                                 ------------       ------------

CASH USED BY DISCONTINUED OPERATIONS                                                                        0           (145,727)
                                                                                                 ------------       ------------

INCREASE  IN CASH FOR THE YEAR                                                                      9,205,489            295,648

CASH, beginning of year                                                                               633,509            337,861
                                                                                                 ------------       ------------
CASH, end of year                                                                                $  9,838,998       $    633,509
                                                                                                 ============       ============

See notes to consolidated financial statements

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED MAY 31,
                                                                               1996             1995
                                                                               ----             ----
SUPPLEMENTAL SCHEDULES OF NON-CASH ACTIVITIES:

  Marketable securities received in payment of:

     Accounts receivable                                                   $       702       $    35,984
                                                                           ===========       ===========

     Preferred stock dividends                                             $    41,425
                                                                           ===========

  Receipt of non-marketable securities as payment of notes receivable      $   750,000
                                                                           ===========

  Receipt of stock into treasury in payment of note receivable             $    37,500
                                                                           ===========

  Conversion of preferred stock into common stock                          $   485,000
                                                                           ===========

  Conversion of debentures into common stock                               $ 2,250,000
                                                                           ===========

  Common stock issued as payment of:

     Debt and equity acquisition costs                                     $   491,400
                                                                           ===========

     Interest expense                                                      $    24,160
                                                                           ===========


CASH FLOWS FROM DISCONTINUED ACTIVITIES ARE COMPRISED OF:

  Operating activities                                                                       $  (145,727)
                                                                                             ===========

See notes to consolidated financial statements.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS OF COMPANY:

         Mehl/Biophile International Corporation, formerly Selvac Corporation, (the Company) is engaged in the sale and distribution of appliances and machines utilizing a patented hair removal system. Until May 31, 1994 Video Knights, Inc. (VKI), its wholly owned subsidiary, had owned and operated unique concept- based home entertainment centers which rented and sold videotapes, laser discs, video games and audio books. Effective at the close of business on May 31, 1994, the company sold substantially all of the assets of VKI to Roadrunner Video Enterprises, Inc. Accordingly, substantially all operations of Video Knights, Inc. were discontinued effective June 1, 1994. Additionally, VKI is authorized to sell franchises in several Mid-Atlantic states.

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Video Knights, Inc. All material intercompany balances and transactions have been eliminated.

         INVENTORIES:

         Inventories are stated at the lower of cost (first-in, first-out) or market.

         PROPERTY AND EQUIPMENT:

         Property and equipment are recorded at cost. The Company uses the straight-line method of providing for depreciation and amortization for financial reporting purposes and accelerated methods for tax purposes. Repair and maintenance expenditures are charged to income as incurred.

         PATENTS AND PATENT RIGHTS:

         The patents and patent rights are recorded at cost and are amortized on the straight-line method over periods ranging from six to seventeen years.

         EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED:

         The excess of the cost over the fair value of net assets at the date of acquisition of acquired businesses is being amortized on the straight-line method over periods ranging from ten to eleven years.

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

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         MARKETABLE SECURITIES:

         The Company classifies its marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings;

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include money market funds and other liquid investments maturing within 90 days of acquisition.

         CONCENTRATION OF CREDIT RISK:

         During the normal course of business, the Company maintains cash balances in excess of FDIC insurance coverage limits. At May 31, 1996 cash funds in excess of such insurance coverage limits were $9,572,400. Private insurance in the amount of $25,000,000 is carried on a portion of these funds comprising approximately $9,500,000 of this balance. The Company has not experienced any losses related to these investments.

         At May 31, 1996 two separate wholesale customers accounted for 47% and 34% respectively of the Company's total accounts receivable balance. The Company does not require collateral, and payment terms offered in certain circumstances by the Company are for periods in excess of those general provided typical business situations. Reserves for potential credit losses are maintained. Management feels such reserves are adequate.

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

         At May 31, 1996, the carrying value of intangibles relating to domestic Finally Free product is not material.

         In March 1991, the Company initiated an action relating to several ongoing royalty issues with the licenser of its radio frequency epilation technology whereby the licenser has asserted the Company underpaid its obligations under certain royalty agreements. Concurrent with the Classy Lady acquisition (Note 4), the parties agreed to dismiss the action which was pending in Federal District Court, Boston, Massachusetts.

         INSURANCE CLAIM:

         In January 1996, the Company received insurance proceeds of $172,000 in connection with the theft of certain inventory being carried at $99,000. The difference between the insurance proceeds and the carrying value of the inventory, has been recorded as other income.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       CHANGE IN ACCOUNTING ESTIMATE:

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

         Depreciation and amortization expense included in selling, general and administrative expenses was approximately $103,000 higher for the year ended May 31, 1996 than that which would have been calculated prior to the change in accounting estimate. As a result, loss before income taxes was increased by $103,000 and net loss per common share increased by $.01.

         The following reflects those assets effected by the change in accounting estimate:

                                                                       Original         Adjusted
                                                                       Estimated        Estimated
                                                                       Useful           Useful
                                                       Cost            Life             Life
                                                       ----            ----             ----
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

4.       SUBSEQUENT ACQUISITIONS:

         On June 4, 1996, the Registrant completed the purchase of capital stock representing in the aggregate of 81% interest in SLS ( Wales) Limited, a privately held Welsh company ("SLS") engaged in developing, manufacturing and selling lasers primarily in the field of hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of 1,255,000 pounds sterling (approximately $1.9 million) and the issuance of 25,044 shares of the Company's Common Stock. SLS holds patents pending in the field of laser depilation.

         Additionally, on June 4, 1996, Classy Lady by Mehl of Puerto Rico, Inc. a privately-held Puerto Rico company ("Classy Lady"), merged with and into a wholly-owned subsidiary of the Company (the "Merger"). In consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady.

         In exchange for the issuance of the shares of the Company issued pursuant to the Merger, the Company obtained all of the stock of Classy Lady, which owns the exclusive licensing rights granted to Classy Lady by Thomas L. Mehl, Sr. for a multiple hair removal technology and by Dr. Nardo Zaias for a laser hair removal technology.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Merger was completed in accordance with the terms of the Second Amended and Restated Agreement and Plan of Merger dated as of June 4, 1996 ( the "Merger Agreement"). Pursuant to the Merger Agreement, the name of the Company was changed to MEHL/Biophile International Corporation.

         The following unaudited proforma information shows the results of the Company's operations as if the SLS acquisition, accounted for as a purchase, and the Classy Lady merger, accounted for as a non-monetary exchange, had occurred at the beginning of each year:

                                                              YEAR ENDED MAY 31,
                                                     1996                       1995
                                                     ----                       ----
                  Operating revenues                 $4,809,000                 $5,040,000
                                                     ==========                 ==========

                  Net loss                           $(2,464,000)               $(770,000)
                                                     ============               ==========

                  Loss per common share              $(.06)                     $(.02)
                                                     ======                     ======

         The proforma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the transactions actually occurred at the beginning of the respective periods, or of results which may occur in the future.

5.       INVENTORIES:

         At May 31, 1996, inventories consist entirely of personal care appliance finished goods.

6.       PROPERTY AND EQUIPMENT:

         Property and equipment is comprised as follows:

                                                                       ESTIMATED USEFUL
                                                                         LIFE IN YEARS
                                                                       ----------------
           Machinery and equipment                   $ 677,836               2 - 7
           Furniture and fixtures                       69,562               7
                                                     ---------
                                                       747,398
           Less:  Accumulated depreciation and
            amortization                              (741,470)
                                                     $   5,928
                                                     =========

         Depreciation and amortization of property and equipment was $108,229 in 1996 (see Note 3) and $93,534 in 1995.

7.       ACCRUED EXPENSES:

         Accrued expenses consist of the following:

                  Professional fees                                $ 70,513
                  Interest                                            8,384
                  Royalties                                          20,099
                  State franchise taxes                               9,120
                  Other                                               4,280
                                                                   --------
                                                                   $112,396
                                                                   ========

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       STOCKHOLDERS' EQUITY:

         PREFERRED STOCK:

         $1,000 Stated Value Series C
         5% Cumulative Convertible Preferred Stock

         Each share of Series C stock is convertible into common stock of the Company at the lessor of 80% of the average market price of the common stock, for the five trading days prior to conversion, with a minimum and maximum conversion price of $3.00, and $7.50 respectively. The shares of common stock to be issued upon conversion is determined by dividing the stated value of the preferred shares by the conversion price. Dividends are payable quarterly commencing August 31, 1996. At May 31, 1996, undeclared and unpaid dividends were $20,800.

         $10 Par Value Series A and 1985 Series
         12% Cumulative Convertible Preferred Stock

         During the year ended May 31, 1996, all outstanding shares of the Series A and the 1985 Series preferred stock were converted into 776,000 shares of common stock, in aggregate.

         COMMON STOCK:

         In conjunction with the Classy Lady merger on June 4, 1996, the number of $.01 par value common shares which the Company is authorized to issue was increased from 20,000,000 to 60,000,000.

         As of May 31, 1996, warrants to purchase 371,646 common shares at $1.25 per share were outstanding. The expiration date of these common stock warrants, as extended, is December 7, 1996.

         The Company has reserved 371,646 shares of common stock for conversion of warrants, a maximum of 3,333,333 shares for conversion of Series C preferred stock and 261,503 for conversion of debentures (see note 15).

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

                                                               NONQUALIFIED
                                                               ------------
           Year granted                                         1983-1989
                                                               ------------

           Option price per share                              $.41 - $1.44
                                                               ------------

           Year Ended May 31, 1995:
            Balance outstanding, beginning of year                 75,000

           Year Ended May 31, 1996:
            Options exercised                                     (75,000)
                                                                ---------
            Balance outstanding end of year                             0
                                                                =========

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       NOTES AND LOANS RECEIVABLE:

         Notes and loans receivable are comprised as follows:

               Note receivable, CDF Acquisition Corp. (CDF), principal
                  balance of $150,000 plus accrued interest of $103,573 (1)            $  253,573

               Notes receivable, Classy Lady by Mehl of Puerto Rico, Inc.
                  (Classy Lady), principal balance of $850,000 plus
                  accrued interest of $10,491 (2)                                         860,491

               Loans and advances, SLS (Wales) Limited (3)                              3,200,000
                                                                                       ----------
                                                                                        4,314,064
               Less current portion                                                       105,625
                                                                                       ----------
                                                                                       $4,208,439
                                                                                       ==========

               (1) A current director of the Company and a former officer and director are stockholders in CDF. The note receivable from CDF was obtained as consideration when the Company sold the stock of its former wholly owned subsidiary Beauty Resources, Inc. (BRI) to CDF in May 1991. In June 1995, the note was renegotiated. Under the new agreement, the remaining outstanding principal balance is payable in three installments of $50,000 in December 1996, 1997 and June 1998. Interest on the unamortized principal balance, at 9% through June 1996 and 7% thereafter, is payable with each principal installment. Interest accrued prior to the refinancing, is payable at $50,000 in December 1996 and $47,948 in December 1997.


               (2) During the year ended May 31,1996, in contemplation of the merger discussed in Note 4, the Company made advances of $850,000, in aggregate, evidenced by a promissory note, to Classy Lady. The entire principal balance plus accrued interest, at 6%, is payable on August 20, 1996.

               (3) In contemplation of the acquisition of SLS (Wales) Limited discussed in Note 4, the Company advanced $3,200,000 to SLS (Wales) Limited. Upon closing the acquisition of June 4, 1996, a portion of this advance equivalent to 1,255,000 pounds sterling was applied to the purchase price.

10.      COMMITMENTS:

         ROYALTIES:

         The Company has entered into agreements which provide for royalty payments based on a percentage of net sales or units sold of its principal products. Royalty expense under the agreements for fiscal years ended May 31, 1996 and 1995 was $64,000 and $101,000, respectively.

         OPERATING LEASES:

         The Company leases office facilities under a non-cancelable operating lease, which requires future minimum lease payments of $6,000 in aggregate for the year ending May 31, 1997.

         Additionally, the Company's subsidiary is contingently liable under several lease agreements assigned to other parties during fiscal 1996 and 1995. The Company is a guarantor to one of these agreements. No amounts have been provided for potential loss for future rents due under these leases.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At May 31, 1996, future annual minimum lease payments under these agreements are:

         YEAR ENDING MAY 31,
         -------------------
               1997                                                 $  357,833
               1998                                                    248,541
               1999                                                    251,079
               2000                                                    258,060
               2001                                                    140,412
               Thereafter                                              222,268
                                                                    ----------
                                                                    $1,478,193
                                                                    ==========

         Facilities rent expense for the years ended May 31, 1996 and 1995, was $55,922 and $76,947 respectively, including rent to Optivest (Note 14).

11.      NET INCOME (LOSS) PER COMMON SHARE:

         Net income (loss) per common share is computed based on net income
         (loss) for the period after providing for preferred stock dividend requirements. The number of shares used in the computation is the weighted average number of common shares and, when their effect would be dilutive, common equivalent shares outstanding during the period. Weighted average number of shares during the periods are 14,075,207 in 1996 and 14,345,234 in 1995.


12.      INCOME TAXES:

         The components of the provision for income taxes are as follows:

                                         YEAR ENDED MAY 31,
                                        1996            1995
                                        ----            ----
           Current:
              Federal               $         0      $         0
              State                           0                0
                                    -----------      -----------
                                    $         0      $         0
                                    ===========      ===========
           Deferred:
              Federal               $         0      $    34,000
              State                           0           14,386
                                    -----------      -----------
                                    $         0      $    48,386
                                    ===========      ===========

         The following is a summary of the tax effects of the significant temporary differences which comprise the Company's deferred tax asset at May 31, 1996:

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  Bad debt reserve                              $   147,700
                  Depreciation                                       35,600
                  Amortization of intangibles                       (26,500)
                  Tax credit carryforwards                           66,000
                  Loss carryforwards                              1,640,000
                  Other                                               3,800
                  Valuation allowance                            (1,866,600)
                                                                -----------
                  Total Asset                                   $         0
                                                                ===========

         As of May 31, 1996, the Company had federal net operating losses (NOL) and tax credit carryforwards, for income tax purposes, available as follows:

                                                             INVESTMENT            RESEARCH AND
           FISCAL YEAR OF               FEDERAL                 TAX                DEVELOPMENT
           EXPIRATION                     NOL                 CREDITS              TAX CREDITS
           ----------                     ---                 -------              -----------
           1997-2001                   $        0             $81,000                $21,000
             2006                       2,153,000                   0                      0
             2007                         238,000                   0                      0
             2008                         105,000                   0                      0
             2009                       1,286,000                   0                      0
             2011                         400,000                   0                      0
                                       ----------             -------                -------

                                       $4,182,000             $81,000                $21,000
                                       ==========             =======                =======

         Tax credits are subject to a statutory reduction of up to 35% in accordance with Tax Reform Act of 1986. Application of net operating loss carryforwards in future periods are subject to limitations as a result of the Classy Lady merger. Management does not feel these limitations will have an adverse effect on the Company's financial condition.

         Net operating losses may generate tax benefits of $1,640,000 which has been offset by a valuation allowance because of the uncertainty of ultimate realization. The Company's total valuation allowance increased by $222,400 during the year ended May 31, 1996 principally due to additional net operating losses. The valuation allowance decreased by $97,800 during the year ended May 31, 1995 principally due to the current year use of net operating losses.

         A reconciliation of the statutory U.S. Federal income tax rate and the effective income tax rate for the years ended May 31, 1996 and 1995 is as follows:

                                                                       1996             1995
                                                                       ----             ----
           Statutory Federal income tax rate                          (34.0%)           34.0%
           Increases (decreases) resulting from:
                  State income taxes, net of Federal tax benefit                         4.9
                  Amortization of intangible assets                      8.3            12.5
                  Non-deductible life insurance expense                  3.0
                  Increase (decrease) in federal deferred
                   tax valuation allowance                              25.7            (32.0)
                  Other                                                                   2.7
                                                                       -----            -----
                  Effective tax rate                                     0.0%            25.1%
                                                                       =====            =====

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      SALES TO SIGNIFICANT CUSTOMERS AND EXPORT SALES:

         For the year ended May 31, 1996 and 1995, the Company had sales to two major international customers accounting for 95% and 86% of consolidated net sales from continuing operations, respectively. One of these customers accounted for 89% and 76% of net sales in 1996 and 1995, respectively.

         Approximately 99% of consolidated sales from continuing operations in 1996 and 1995 were to foreign customers, located principally in Asia and Europe. Sales which are denominated in currencies other than U.S. dollars were not significant for either period.

14.      RELATED PARTY TRANSACTIONS

         At May 31, 1996, 850,000 shares (5.4% of the Company's outstanding common stock) were owned by Optivest Technologies Corp. Additionally, several officers and directors of the Company are also officers and directors of Optivest. During the year ended May 31, 1995, the Company repaid $140,000 borrowed from Optivest in fiscal 1994 under a promissory note agreement.

         Additionally, the Company leases an administrative facility from Optivest, on a month-to-month basis. Rent to Optivest for use of administrative facilities was $30,000 for 1996 and 1995.

         Interest income on the CDF note receivable (Note 9) was $16,700 in 1996 and $25,000 in 1995.

15.      CONVERTIBLE DEBENTURES:

         During the year ended May 31, 1996, the Company issued, in aggregate $3,000,000 in convertible debentures which bear interest at 8%, are due March 31, 1997 and are convertible into common stock of the Company at a conversion price equal to the lessor of 80% of the average market price of the common stock, on the five trading days prior to conversion or $10.00. The debt agreement also provides conversion privileges to the debt holder for any unpaid interest amounts. As of May 31, 1996, $2,250,000 of these debentures and unpaid interest of $24,160 were converted into an aggregate of 353,459 shares of common stock. On July 19, 1996, the remaining $750,000 of debt and unpaid interest were converted into 261,583 shares of the Company's common stock.

         Costs associated with the issuance of each debenture are being amortized using the straight line method over the life of the debt. Upon conversion of the debenture any remaining unamortized costs are charged to additional paid in capital (APIC). Amortization expense of these costs was $26,350 and amounts charged to APIC were $122,200 for the year ended May 31, 1996.

16.      INVESTMENT IN MARKETABLE AND NON-MARKETABLE SECURITIES:

         In July 1995, the Company received 75,000 shares of $10 par value, 12% cumulative preferred stock of Roadrunner Video Group, Inc. (Roadrunner), in satisfaction of a $750,000 note payable by Roadrunner to the Company. The Roadrunner preferred stock is a restricted security (not registered for public sale), each preferred share is convertible into 10 shares of Roadrunner common stock.

         In December 1995, the Company accepted 24,368 shares of Roadrunner restricted common stock valued at $41,425 as payment of Roadrunner preferred stock dividend. The securities are classified as "available for sale securities" and reported at fair value. The terms of contractual agreements between Roadrunner and the Company, require that Roadrunner register, for public sale, the aforementioned 24,368 restricted

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         common shares and a sufficient number of common shares to satisfy the Company's preferred stock conversion rights. The closing bid quotation for Roadrunner common stock on May 31, 1996 was $1.56.

         At May 31, 1996, amortized cost, market or estimated fair value and the cumulative unrealized holding loss on the Company's investment in marketable securities is summarized as follows:

                                                                                Market or        Cumulative
                                                              Amortized         Estimated        Unrealized
                                                                 Cost           Fair Value       Holding Loss
                                                                 ----           ----------       ------------
         Available for Sale
         Equity Securities                                    $  42,127         $ 38,975         $(3,152)
                                                              =========         ========         =======
         Held-to-Maturity
         U.S. Treasury obligations, maturing July 5, 1996     $477,690          $477,682         $    (8)
                                                              ========          ========         =======

                                     Exhibit

                                      Index


Exhibit 3.1       Articles of Incorporation, as amended.

Exhibit 3.2       By-laws, as amended.

Exhibit 4 Common Stock Purchase Warrants (incorporated by Reference to Registration Statement on Form S-1 dated August 26, 1983).

Exhibit 10.1 Second Amended and Restated Agreement and Plan of Merger with Classy Lady by Mehl of Puerto Rico, Inc. dated June 4, 1996 (incorporated by reference to Current Report on Form 8-K dated June 4, 1996).

Exhibit 10.2 Sale and Purchase Agreement dated June 4, 1996 by and among B. Mair and others, and Selvac Corporation (incorporated by reference to Current Report on Form 8-K dated June 4,
                  1996).

Exhibit 10.3 Sale and Purchase Agreement dated June 4, 1996 by and among Robert Marc Clement and Selvac Corporation (incorporated by reference to Current Report on Form 8-K dated June 4,
                  1996).

Exhibit 10.4      Amended Exclusive License Agreement for Patented Laser
                  Hair Removal dated December 5, 1995 by and between Classy Lady by Mehl of Puerto Rico, Inc. and Nardo Zaias, M.D.

Exhibit 10.5 Exclusive License Agreement for Patented Consumer Hair Removal Products dated December 5, 1995 by and between Classy Lady by Mehl of Puerto Rico, Inc. and Thomas L. Mehl, Sr.

Exhibit 10.6 Joint Venture Formation Agreement between Laser Industries Limited and Classy Lady by Mehl of Puerto Rico, Inc. dated as of December 19, 1995.

Exhibit 10.7 Securities Purchase Agreement with GFL Performance Fund Ltd. dated May 15, 1996 (incorporated by reference to Registration Statement on Form S-3 dated July 1, 1996).

Exhibit 10.8 Registration Rights Agreement with GFL Performance Fund Ltd. dated May 15, 1996 (incorporated by reference to Registration Statement on Form S-3 dated July 1, 1996.

Exhibit 11        Computation of Net Income (Loss) Per Share.

Exhibit 21        Subsidiaries of the Registrant.

Exhibit 27        Financial Data Schedule.