Form 10QSB
period 1996-08-31
MEHL BIOPHILE INTERNATIONAL CORP
filed 1996-10-17
CIK 726608

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended August 31, 1996

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT
       For the transition period from _______________to________________
                     Commission file number 0-11969


                  MEHL/BIOPHILE INTERNATIONAL CORPORATION
______________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)


        Delaware                                         22-2408186
______________________________________________________________________________
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation of organization)                      identification No.)


                4020 Newberry Road, Gainesville, Florida, 32607
______________________________________________________________________________
                   (Address of principal executive offices)
                                 (Zip Code)


Issuer's telephone number                                  (352) 373-2565
                                                ______________________________



______________________________________________________________________________
       Former name, former address and former fiscal year, if changed since last report


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X  NO  ___


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of August 31, 1996

              41,097,057 shares of common stock, $.01 par value
______________________________________________________________________________



                                                           Page 1 of 16 pages

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION


                                  Index






                                                                   PAGE


PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

                  Condensed consolidated balance sheet as
                  of August 31, 1996                                 3

                  Condensed consolidated statements of
                  operations for the three months ended
                  August 31, 1996 and 1995                           4

                  Condensed consolidated statements of
                  cash flows for the three months ended
                  August 31, 1996 and 1995                          5-6

                  Notes to condensed consolidated financial
                  statements                                        7-9

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations    10-11


PART II.  OTHER INFORMATION                                          12

          Signature                                                  13
          Exhibit 11   Statement Re:  Computation of net income
          per common share                                         14-15


                                * * * *

PART I.  FINANCIAL INFORMATION                  ITEM 1.  FINANCIAL STATEMENTS

                   MEHL/BIOPHILE INTERNATIONAL COPRORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                              AUGUST 31, 1996



                                   ASSETS
CURRENT ASSETS:
  Cash and equivalents                                           $ 9,208,168
  Accounts receivable, net of allowance for doubtful
   accounts of $343,000                                              567,699
   Inventories                                                       984,008
  Note receivable, current portion                                    50,000
  Other current assets                                               477,791
    Total current assets                                          11,287,666
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $997,112                                                         300,260
PATENTS AND PATENT RIGHTS, net of accumulated amortization
 of $1,027,591                                                     5,059,261
NOTE RECEIVABLE - RELATED PARTY, net of current portion              100,000

OTHER ASSETS
  Investment in non-marketable securities                            750,000
  Other                                                              356,415
                                                                 $17,853,602

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               $ 1,055,690
  Accrued expenses                                                   464,776
  Other current liabilities                                           47,372
    Total current liabilities                                      1,567,838

MINORITY INTEREST IN SLS BIOPHILE LTD                                529,709

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value,
    authorized-200,000 shares:
      Series C, 5% cumulative convertible,
        $1,000 stated value, 9,850 shares
        issued and outstanding                                     9,850,000
  Common stock, $.01 par value,
    authorized-20,000,000 shares:
      Issued-43,572,016 shares                                       435,720
  Additional paid-in capital                                      13,353,834
  Accumulated deficit                                             (6,927,401)
  Unrealized loss on marketable securities                            (3,152)
  Foreign currency translation adjustment                              2,653
                                                                  16,711,654
  Treasury stock, at cost, 2,474,959 common shares                  (955,599)
    Total stockholders' equity                                    15,756,055
                                                                 $17,853,602

See notes to condensed consolidated financial statements.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                            THREE MONTHS ENDED
                                                               AUGUST 31,
                                                            1996        1995

OPERATING REVENUES                                     $1,505,691  $  751,234

COST OF REVENUES                                          798,586     412,388

GROSS MARGIN                                              707,105     338,846

OPERATING EXPENSES:
  Selling, general and administrative                   1,522,883     212,481
  Research and development                                307,803           0
  Interest                                                 14,277           0
                                                        1,844,963     212,481
                                                       (1,137,858)    126,365

INVESTMENT INCOME                                         173,713      32,831

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY                93,763

NET INCOME (LOSS)                                      $ (870,382) $  159,196

NET INCOME (LOSS) PER COMMON SHARE                     $     (.02)  $     .01

INCOME (LOSS) APPLICABLE TO COMMON STOCK               $ (995,382) $  144,646

WEIGHTED AVERAGED NUMBER OF COMMON SHARES AND
  DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING
  DURING PERIOD                                        40,097,057  13,854,026

WEIGHTED AVERAGED NUMBER OF COMMON SHARES ASSUMING
  FULL DILUTION DURING PERIOD                          40,097,057  14,630,026






See notes to condensed consolidated financial statements.

                    MEHL/BIOPHILE INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               AUGUST 31,
                                                             1996         1995


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ (870,382)   $  159,196
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Minority interest in net loss of subsidiary       (93,763)            0
      Depreciation and amortization                     248,695        34,321

Changes in operating assets and liabilities:
      Accounts receivable                               453,585       155,324
      Inventories                                      (390,543)     (115,588)
      Other operating assets                           (293,515)      (80,306)
      Accounts payable                                  376,650       115,332
      Accrued expenses                                  (27,668)       (3,982)

      Net cash provided (used) by operating activities (596,941)      264,297

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment acquisitions                   (92,581)            0
  Increase in loans receivable                         (352,838)      112,500
  Proceeds from sale of marketable securities
     held to maturity                                   477,690             0

      Net cash provided by investing activities          32,271       112,500

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                            (53,499)            0
  Preferred stock dividends                            (147,339)      (14,100)
  Treasury stock acquisition                                  0        (2,301)
  Issuance of common stock                              128,591             0

      Net cash used by financing activities             (72,247)      (16,401)

EFFECT OF EXCHANGE RATE ON CASH                           6,087             0

INCREASE (DECREASE) IN CASH FOR THE PERIOD             (630,830)      360,396

CASH, beginning of period                             9,838,998       633,509

CASH, end of period                                 $ 9,208,168    $  993,905









See notes to condensed consolidated financial statements.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


NON-CASH ACTIVITIES:

                                                            THREE MONTHS ENDED
                                                                 AUGUST 31,
                                                               1996      1995

Existing business acquisition costs:
    Issuance of common stock                              $  543,292
    Loans and advances applied
      towards purchase price                               1,946,380

                                                          $2,489,672

Components of acquired businesses, in
   aggregate, are as follows:
      Accounts receivable                                 $  534,448
      Inventories                                            204,748
      Property and equipment                                 222,952
      Patents and patent rights                            5,183,180
      Other assets                                             4,188
      Accounts payable and accrued expenses               (1,028,515)
      Current portion of notes and loans                  (1,119,838)
      Long-term debt                                        (804,885)
      Other liabilities                                      (83,134)
                                                           3,113,144
      Less minority interest                                (623,472)
                                                          $2,489,672

Notes, loans and advances used to
   retired debt of acquired business                      $1,253,620

Issuance of common stock:
   Conversion of debt, net of unamortized
     issue costs of $35,022                               $  714,978
   Payment of accrued interest                            $   16,439
   Conversion of preferred stock                          $  150,000

Receipt of non-marketable securities
   as payment of note receivable                                      $750,000

Receipt of stock into treasury
   in payment of note receivable                                      $ 37,500










See notes to condensed consolidated financial statements.

MEHL/BIOPHILE INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION:
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S.B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1996.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Mehl/Biophile International Corporation and Subsidiaries Annual Report on form 10-KSB for the year ended May 31, 1996.

2.  BUSINESS ACQUISITIONS:
On June 4, 1996, the Registrant completed the purchase of capital stock representing in the aggregate of 81% interest in SLS (Wales) Limited, a privately held Welsh company ("SLS") engaged in developing, manufacturing and selling lasers primarily in the field of hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of 1,255,000 pounds sterling (approximately $1.9 million) and the issuance of 25,044 shares of he Company's Common Stock. SLS holds patents pending in the field of laser depilation. In accordance with the terms of the agreement, funds of approximately $1,300,000, advanced by the Company to SLS, were used to retire existing SLS debt.

Additionally, on June 4, 1996, Classy Lady by Mehl of Puerto Rico, Inc. a privately-held Puerto Rico company ("Classy Lady"), merged with and into a wholly-owned subsidiary of the Company (the "Merger"). As consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady.

In exchange for the issuance of the shares of the Company issued pursuant to the Merger, the Company obtained all of the stock of Class Lady, which owns the exclusive licensing rights granted to Classy Lady by Thomas L. Mehl, Sr., for a multiple hair removal technology and by Dr. Nardo Zaias for a laser hair removal technology.

3.  INCOME TAXES:
For the three months ended August 31, 1996 the Company's deferred tax asset valuation allowance increased by approximately $170,000 as a result of current period losses. The Company recognized a reduction in its deferred tax asset valuation allowance of approximately $69,000 for the three months ended August 31, 1995 which was primarily attributable to the utilization of net operating loss carryforwards.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  INVENTORIES:
At August 31, 1996,inventories are comprised primarily of finished goods.


5.  COMMON STOCK ISSUANCES:
In addition to the common shares issued related to the business acquisitions (see Note 2), during the three months ended August 31, 1996, the Company issued 261,583 Common shares upon retirement of $750,000 convertible debenture and related accrued interest of $16,383 and 50,000 shares upon conversion of 150 shares of Series C, 5% cumulative convertible preferred stock.
Unamortized debt issue costs of $35,022 were charged to paid in capital.

Additionally, 102,873 Common shares were issued during the period at $1.25 per share ($128,591 in aggregate) upon the exercise of outstanding stock purchase warrants. At August 31, 1996 warrants to purchase 268,773 shares of Common stock at $1.25 were outstanding. The expiration date of these warrants is December 7, 1996.


6.  RECENT EVENTS:

On June 7, 1996 the Company entered into a Letter of Intent with Converting Laboratories, Inc. (CLI), a Wisconsin corporation, located in Fond du Lac, Wisconsin. CLI will be the primary manufacturer of the Company's consumer multiple hair removal patch and is presently manufacturing, on an OEM basis, consumer product and devices primarily related to the medical field, which it will continue to do. Subject to entering a definitive agreement, the intent of the parties is for the Company to purchase eighty-one percent (81%) of the stock of CLI in exchange for one hundred five thousand (105,000) of the common shares of the Company. An additional two hundred thousand shares (200,000) will be issued to the owners of CLI according to certain performance milestones to be included in the definitive agreement. To date, the Company has advanced in the form of 6% interest bearing notes a total of $370,000 to enable CLI to expand its facilities and acquire the necessary equipment to ramp up and expand its manufacturing capabilities. The Company anticipates its total cash investment in CLI will be $600,000.
Through CLI's existing contracts and new clients, it is anticipated by the Company that CLI will be able to finance further expansion and capital expenditures substantially out of its own operating profits during 1997.

On July 12, 1996 the Company entered into a Letter of Intent with Anton H. Clemens ("Clemens"), a director of the Company, and Victor M. Haughton, M.D. ("Haughton"). The intent of the parties, subject to a definitive agreement, is to have the Company form a new subsidiary, of which Clemens will be president, having the exclusive worldwide license rights for the development, manufacturing and marketing of a new and novel retractable needle and catheter technology for the medical field protected by issued United States and International Patents and by patents pending. As consideration for the Company's entering into the Letter of Intent, the Company agreed to 1) pay the sum of sixty-three thousand nine hundred dollars ($63,900) to cover related patent fees for the intellectual property, 2) have the subsidiary pay
Clemens and Haughton additional compensation in the form of license fees or other monies to be set forth in the definitive agreement and 3) invest such additional funds necessary for the development, manufacture and marketing of the intellectual property as set forth in the definitive agreement.

                    MEHL/BIOPHILE INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

6.  RECENT EVENTS: (continued)

On July 25, 1996 the Company entered into a Letter of Intent with G.K.S. Technologies, Inc. (GKS), a Puerto Rico corporation together with Gunner K.
Svanberg ("Svanberg").   Svanberg holds several patents and patents pending
worldwide for a new dental curret and curret sharpening machine. The intent of the parties, subject to a definitive agreement, is to develop, manufacture and market Svanberg's new curret devices within the worldwide dental market. As consideration for the Company entering into this Letter of Intent with Svanberg and GKS, the Company agreed to (1) subscribe to One Hundred Thousand Shares (100,000) of GKS common stock at $.50 per share for the sum of Fifth Thousand Dollars ($50,000) upon the execution of the Letter of Intent; and (2) invest such additional funds necessary for the development, manufacture and marketing of the Patent Applications according to the terms set forth in the definitive agreement. Through August 31, 1996, the Company had advanced $23,565 to be applied towards the purchase of of GKS common stock under the terms outlined above. Thomas L. Mehl, Sr., President and Chairman of the Company, personally owns twelve and one-half percent (12.5%) of GKS as a result of his working with Svanberg on patent applications over the past two years without any prior compensation. M.C.M. Group, Inc., a Florida corporation owned by Thomas L. Mehl, Sr., also owns twelve and one-half percent of GKS as a result of providing management and consulting services to GKS and Svanberg over the past two years without prior compensation.

On July 25, 1996 the company entered into a Letter of Intent with Applied Genetics, Inc. (AGI), a New York Corporation. AGI has a patented liposome delivery system for skin and hair. The intent of the parties is to enter into definitive agreement for the express purpose of (1) the Company retaining the services of AGI to prove the efficacy of those certain delivery systems developed by Thomas L. Mehl, Sr. and Nardo Zaias, M.D. and (2) MEHL's future strategic alliance with AGI for the purpose of obtaining additional funding for AGI through private placement, initial offering or other mezzanine funding. As of August 31, 1996, the Company had advanced to AGI the sum of $50,000 for the provision of services pertaining to the efficacy of those certain delivery systems discussed above.

Advances to CLI and GKS of $309,000, in aggregate at August 31, 1996 are included in other assets. The advance to AGI of $50,000 at August 31,1996 is included in other current assets. Payments related to the pending arrangement with Clemens and Haughton were charged to operations.

PART 1.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   MEHL/BIOPHILE INTERNATIONAL CORPORATION

BUSINESS ACQUISITIONS:

On June 4, 1996, Classy Lady by Mehl of Puerto Rico, Inc., a privately-held Puerto Rico company ("Classy Lady'), merged with and into a wholly-owned subsidiary of the Company (the "Merger"). In consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady. As a result of the Merger, the former Classy Lady shareholders own, in the aggregate approximately 60.8% of the outstanding Common Stock of the Company, thereby resulting in a change of control of the Company. Loans and advances by the Company to Classy Lady and related accrued interest at May 31, 1996 had been $860,491, in aggregate. Classy Lady owns the exclusive rights which were granted by Dr. Nardo Zaias for laser hair removal technology and Thomas L. Mehl, Sr. for radio frequency and direct current multiple hair removal technology.

On June 4,1996, the Company completed the purchase of capital stock representing in the aggregate, an 81% interest in SLS (Wales) Limited, a privately held Welsh company which has been renamed SLS (Biophile) Ltd. ("SLS"), engaged in developing, manufacturing and selling lasers for dermatological use, including hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of approximately $1.9 million and 25,044 shares of the Company's Common Stock. In accordance with the terms of the purchase agreement, funds which had been advanced by the Company to SLS of approximately $1.3 million, were used to retire SLS debts and related accrued interest.

LIQUIDITY AND CAPITAL RESOURCES:

At August 31, 1996, the Company had available funds of $9,200,000 representing a decrease of $631,000 from May 31,1996.

Cash required to fund the Company's operating loss were primarily attributable to losses resulting from the start up and realignment of operations at the Florida administrative facilities and Welsh production and administrative facilities. Proceeds from redemption of the Company investment in a U.S. Treasury note and from issuances of common stock resulting from exercise of outstanding stock purchase warrants were used to offset, in part, cash requirements for the quarter including the aforementioned operating loss, preferred stock dividend payments, the purchase of property and equipment (primarily for use in SLS production) and for loans and advances to prospective acquisition candidates (see Note 6 to the financial statements). Finally Free inventories increased in excess of 100% for the quarter to accommodate a recent increase in demand for the product in Japan, the product's principal market.

While Finally Free inventories are expected to return to their previous level during the remainder of the current fiscal year, management anticipates increased production of SLS laser products and a corresponding increase in their stock inventory. Production facilities at SLS are considered adequate to meet the next years anticipated increased production. The Company's present resources will be used to finance the expected increased SLS production labor costs and inventory.

The Company anticipates that it will continue to apply significant portions of its cash reserves in order to carry out its planned Research and Development activity, to manufacture and market its technologies and products primarily in the laser (professional) and consumer hair removal fields and provide the necessary working cash to its subsidiaries. SLS/Biophile and Converting Laboratories are expected to generate sufficient funds during fiscal 1997 from their existing sales activity to sustain themselves out of their own retention of profits.

PART 1.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   MEHL/BIOPHILE INTERNATIONAL CORPORATION

LIQUIDITY AND CAPITAL RESOURCES: (continued)

It is felt by the Company that its present level of cash reserves and working capital will be sufficient to enable it to carry out its near and mid range plans but does anticipate that it will require additional funds to complete its long range business plan. It is also felt that additional funds will be necessary in order to accelerate the ramp up and deployment of the laser and consumer technologies and is currently exploring the possibilities of raising other funds through either private or public offerings of equity and debt.

During the current fiscal quarter, the remaining outstanding convertible debentures and related accrued interest were converted into common stock as were 150 shares of the Company's 5% cumulative convertible, Series C preferred stock. At August 31,1996, warrants to purchase 268,773 shares of the Company's common stock were outstanding. While management anticipates additional preferred stock conversions and exercise of all or part of the outstanding stock purchase warrants, there can be no assurance in this regard.


RESULTS OF OPERATIONS:

Operations for the three months ended August 31, 1996 resulted in a loss of $870,000 ($.02 per share) compared to a profit of $159,000 ($.01 per share) for the same period in 1995. The current period loss was primarily attributed to start up and transition costs related to the business acquisitions during the period and related increase overhead attributable to the acquired businesses. As revenues are realized from the licensing agreements for laser hair removal and the concurrent sale of its CHROMOS 694 ruby laser, the Company anticipates that losses will diminish and that they will be profitable on a monthly basis by the end of fiscal 1997.

Sales for the three months ending August 31, 1996 increased $754,000 or 100% over the same period of 1995. This gain is largely attributable (71%) to sales of lasers by the Company's newly acquired subsidiary, SLS/Biophile. The remaining sales increase (29%) was attributable to increased sales of the Company's existing consumer hair removal product, the Finally Free-Ultra to its Japanese distributor. Sales of lasers are expected to rise sharply during the second quarter as the Company also begins to realize revenues from its licensed partners outside of the United States. The Company should also continue to enjoy moderate increases in the sales of its consumer hair removal products during the next quarter.

Gross margin as a percentage of sales increased from 45.1% in 1995 to 47% in The increase is again attributable to the inclusion of the sales of laser products from the Company's foreign subsidiary, SLS/Biophile in Wales. The Company is anticipating further improvement in gross margin as they begin to take advantage of the economies of scale inherent with the scheduled ramp up of laser manufacturing.

Selling, general and administrative expenses for the three months ending August 31, 1996 were up $1,321,000 or 622% over the respective period of 1995. Subsequent to the merger on June 4, 1996 the Company went from being essentially a single consumer product company with declining sales to a multifaceted technology company engaged in laser hair removal on a global basis. This, combined with the acquisition of SLS has necessitated an increased investment in administrative employees, legal expenses,

PART 1.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 MEHL/BIOPHILE INTERNATIONAL CORPORATION

RESULTS OF OPERATIONS: (continued)

patent fees, travel and increased depreciation and amortization which is not directly comparable to the like period of 1995.

Research and Development expense which were not significant in the previous year, increased to $308,000 for the first quarter of 1996. This is a result of the Company's transformation into a technology based entity that will continue to incur R & D expenses in order to insure that it maintains technological superiority in the fields of laser and consumer hair removal.

Interest income was $141,000 higher through August 31, 1996 than in the same period in 1995 directly resulting from the investment of funds raised in the later part of fiscal 1996 from private debt and equity placements.

The Company expects its future success will largely be dependent on its laser hair removal licensing arrangements with prospective licensees, the sales of its lasers from its foreign subsidiary SLS and from the sales of its consumer multiple hair removal patch (slated for deployment in 1997).

The Company's consumer hair removal division realized a profit of $376,000 for the first quarter of the current year which was a 126% increase over that for the corresponding period in 1995. This increase was primarily attributable to the Company's new management being able to negotiate a new and lucrative purchase agreement for the Finally Free product with its Japanese distributor and the shifting of the Company's corporate office and related administrative overhead cost to its Florida location. SLS as it began to ramp up for the manufacturing and deployment of the Chromos 694 Ruby Laser, generated a loss for the quarter. The Company's interest in such loss was $400,000. Operations of the division including the former Classy lady activities and the newly aligned corporate offices generated a loss of $846,000. This was primarily attributable to costs associated with creating the infrastructure necessary for the worldwide launch of its laser technology as well as continued significant research and development, cost related to relocation of the corporate offices and those related to the recent merger.

As a result of the merger between Selvac Corporation and Classy Lady on June 4, 1996 and the acquisition by the Company of SLS, of the Company has substantially changed the focus of its operations. The Company went from being a single consumer product company dependent upon Mr. Mehl's earlier consumer hair removal product (which was experiencing a declining sales trend over the past several years) to a international company established to develop, manufacture, sell and license sophisticated laser technology and other products on a global scale.

Classy Lady had no prior operating history but held significant intellectual property in the field of laser (professional) and consumer hair removal technologies. Classy Lady had no prior history of financial performance to form a meaningful financial comparison between like operating periods. SLS has recently made the transformation from primarily a research and development company to a manufacturer and distributor of lasers.

PART II.  OTHER INFORMATION

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION

ITEM 5.  OTHER INFORMATION
         Pending business acquisitions - See Note 6 to financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following exhibit is included herein:
     Exhibit 11:  Statement re: computation of net income per common share


(b)  Reports on Form 8-K:

In its report on Form 8-K dated June 4, 1996 and filed June 19, 1996, the Registrant reported the merger with Class Lady by Mehl of Puerto Rico, Inc. (the Merger), the acquisition of controlling interest in SLS (Wales) LTD (Item
2) and the change in control of the Registrant resulting from the Merger (Item
1). Additionally, the Company reported the issuance of 10,000 shares of 5%cumulative convertible Series C Preferred stock (Item 5).

Financial Statements filed on August 19,1996 with Form 8-KA dated June 4, 1996 were:

   Audited Financial Statements of SLS (Wakes) LTD:

     Balance Sheets as of May 31, 1996 and September 30, 1995 and 1994

     Profit Loss Account for the eight months ended May 31, 1996 and for the years ended September 30, 1995 and 1994

     Cash Flow Statements for eight months ended May 31, 1996 and for the years ended September 30, 1995 and 1994


   Pro forma unaudited Financial information:

     Condensed Consolidated Balance sheets as of May 31, 1996

     Condensed Consolidated Statements of operations for the years ended May
      31, 1996 and 1995

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       MEHL/BIOPHILE INTERNATIONAL CORPORATION




DATE:                                            BY:   (s) Thomas L. Mehl, Sr.
                                                    Thomas L. Mehl, Sr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                   MEHL/BIOPHILE INTERNATION CORPORATION
       (11) Statement re:  Computation of New Income Per Common Share
                                    (Unaudited)






Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                              AUGUST 31,
                                                             1996   1995

PRIMARY:

Weighted average number of shares outstanding           40,097,057  13,854,026

Assumed exercise of common stock warrants and
  certain stock options based on average market
  value                                                          0           0

Weighted average number of shares used in primary
  per share computations                                40,097,057  13,854,026



FULLY DILUTED:

Weighted average number of shares outstanding          40,0797,057  13,854,026

Assumed conversion of cumulative
  convertible preferred stock:
     Series A                                                          384,000
     1985 Series                                                       392,000
     Series C                                                *
Assumed exercise of common stock warrants and
  certain options based on higher of average
  or closing market price                                     -0-          -0-

Weighted average number of shares used in fully
  diluted per share computations                       40,097,057   14,630,026









* Not considered as the effect of conversion on earnings (loss) per share
* would be  antidilutive.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
         (11) Statement re:  Computation of New Income Per Common Share
                              (Unaudited)

                               (Continued)


                                                       THREE MONTHS ENDED
                                                           AUGUST 31,
                                                          1996   1995

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

  Primary                                             40,097,057  13,854,026

  Fully diluted                                       40,097,057  14,630,026

PRIMARY:
  Net income (loss)                                   $ (870,382)  $  159,196
  Paid and cumulative undeclared preferred
    stock dividends                                     (125,000)     (14,550)

  Net income (loss) applicable to common stock        $ (995,382)  $  144,646

  Net income (loss) per share                         $     (.02)  $      .01


FULLY DILUTED:

Net (loss) income                                     $ (995,382)  $  159,196


NET INCOME (LOSS) PER SHARE                           $     (.02)  $      .01