Form 10QSB
period 1996-11-30
MEHL BIOPHILE INTERNATIONAL CORP
filed 1997-01-14
CIK 726608

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended November 30, 1996

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


              4127 N.W. 27th Lane, Gainesville, Florida 32606
______________________________________________________________________________
                  (Address of principal executive offices)
                              (Zip Code)


Issuer's telephone number                                       (352) 373-2565
                                                             _________________


              4020 Newberry Road, Gainesville, Florida 32607
______________________________________________________________________________
                                Former address


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 YES    X  NO  ___


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of November 30, 1996

               41,670,143 shares of common stock, $.01 par value
______________________________________________________________________________



                                                           Page 1 of 16 pages

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION


                                Index






                                                                 PAGE


PART I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements:

    Condensed consolidated balance sheet as
    of November 30, 1996                                           3

    Condensed consolidated statements of
    operations for the six and three months
    ended November 30, 1996 and 1995                              4-5

    Condensed consolidated statements of
    cash flows for the six months ended
    November 30, 1996 and 1995                                    6-7

    Notes to condensed consolidated financial
    statements                                                   8-10

  Item 2. Management's discussion and analysis of
          financial condition and results of operations          11-14


PART II.  OTHER INFORMATION                                        15

          Signature                                                16

          Exhibit 11   Statement Re:  Computation of net income
          per common share                                        17-18


                                 * * * *

PART I.  FINANCIAL INFORMATION                  ITEM 1.  FINANCIAL STATEMENTS

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)
                             NOVEMBER 30, 1996

                                   ASSETS
CURRENT ASSETS:
  Cash and equivalents                                           $ 6,043,567
  Accounts receivable, net of allowance for doubtful
   accounts of $383,000                                              626,321
  Inventories                                                      2,102,075
  Note receivable, current portion                                    50,000
  Other current assets                                               288,859
    Total current assets                                           9,110,822
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $1,054,576                                                       828,245
PATENTS AND PATENT RIGHTS, net of accumulated amortization
 of $1,246,908                                                     4,839,944
LOANS AND ADVANCES                                                   716,296
NOTE RECEIVABLE - RELATED PARTY, net of current portion              100,000
OTHER ASSETS
  Investment in non-marketable securities                            250,000
  Other                                                              605,455
                                                                 $16,450,762

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               $ 1,831,043
  Accrued expenses                                                   550,086
  Other current liabilities                                          316,991
    Total current liabilities                                      2,698,120

MINORITY INTEREST IN SLS BIOPHILE LTD                                420,957

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value,
    authorized-200,000 shares:
      Series C, 5% cumulative convertible;
        $1,000 stated value, 8,271 shares
        issued and outstanding                                     8,271,000
  Common stock, $.01 par value,
    authorized-60,000,000 shares:
      Issued-44,145,102 shares                                       441,451
  Additional paid-in capital                                      15,002,684
  Accumulated deficit                                             (9,469,618)
  Foreign currency translation adjustment                             41,767
                                                                  14,287,284
  Treasury stock, at cost, 2,474,959 common shares                  (955,599)
    Total stockholders' equity                                    13,331,685
                                                                 $16,450,762




See notes to condensed consolidated financial statements.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                           SIX MONTHS ENDED
                                                              NOVEMBER 30,
                                                      1996            1995


OPERATING REVENUES                                 $ 1,837,198    $ 1,066,102

COST OF REVENUES                                       940,542        625,629

GROSS MARGIN                                           896,656        440,473

OPERATING EXPENSES:
  Selling, general and administrative                3,392,130        512,066
  Research an development                              693,779              0
  Interest                                              18,702              0
                                                     4,104,611        512,066

                                                    (3,207,955)       (71,593)

NET INVESTMENT INCOME (LOSS)                          (297,873)        32,345

MINORITY INTERST IN LOSS OF SUBSIDIARY                 202,515              0


NET LOSS                                           $(3,303,313)   $   (39,248)

NET LOSS PER COMMON SHARE                          $      (.09)   $       .00

LOSS APPLICABLE TO COMMON STOCK                    $(3,539,138)   $   (66,248)



WEIGHTED AVERAGED NUMBER OF COMMON SHARES AND
  DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING
  DURING PERIOD                                     40,658,752     13,849,510


WEIGHTED AVERAGED NUMBER OF COMMON SHARES ASSUMING
  FULL DILUTION DURING PERIOD                       40,658,752     14,569,510













See notes to condensed consolidated financial statements.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                       1996            1995




OPERATING REVENUES                                 $   331,507    $   314,868

COST OF REVENUES                                       141,956        213,241

GROSS MARGIN                                           189,551        101,627

OPERATING EXPENSES:
  Selling, general and administrative                 1,869,247       314,585
  Research and development                              385,976             0
  Interest                                                4,425             0
                                                      2,259,648       314,585

                                                     (2,070,097)     (212,958)

INVESTMENT INCOME (LOSS)                               (471,586)       14,514

MINORITY INTEREST IN SUBSIDIARY                         108,752             0

NET LOSS                                            $(2,432,931)  $  (198,444)

NET LOSS PER COMMON SHARE                           $      (.06)  $      (.02)

LOSS APPLICABLE TO COMMON STOCK                     $(2,543,756)  $  (211,944)



WEIGHTED AVERAGED NUMBER OF COMMON SHARES AND
 DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING
 DURING PERIOD                                       41,243,888    13,844,944


WEIGHTED AVERAGED NUMBER OF COMMON SHARES ASSUMING
 FULL DILUTION DURING PERIOD                         41,243,888    14,564,944












See notes to condensed consolidated financial statements.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                          SIX MONTHS ENDED
                                                            NOVEMBER 30,
                                                       1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $(3,303,313)    $  (39,248)
    Adjustments to reconcile net loss  to net
    cash used by operating activities:
      Minority interest in net loss of subsidiary     (202,515)             0
      Depreciation and amortization                    506,615        108,126
      Realized loss on marketable and non-
       marketable security investments                 542,127              0
    Changes in operating assets and liabilities:
      Accounts receivable                              437,108        103,294
      Inventories                                   (1,492,464)      (182,074)
      Other operating assets                          (745,105)       (82,539)
      Accounts payable                               1,115,072        (27,060)
      Accrued expenses and other operating
        liabilities                                    189,236        (15,653)

      Net cash used by operating activities         (2,953,239)      (135,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in loans and advances           (716,296)       112,500
  Property and equipment acquisitions                 (645,408)             0
  Proceeds from sale of marketable securities          477,690              0

      Net cash provided (used) by investing
       activities                                     (884,014)       112,500

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                          (138,248)             0
  Preferred stock dividends                           (153,521)       (26,700)
  Proceeds from issuance of common stock               204,172         30,750
  Treasury stock acquisitions                                0         (2,301)

      Net cash provided (used) by financing
       activities                                      (87,597)         1,749

EFFECT OF EXCHANGE RATE ON CASH                        129,419              0

DECREASE IN CASH FOR THE PERIOD                     (3,795,431)       (20,905)

CASH, beginning of period                            9,838,998        633,509

CASH, end of period                                $ 6,043,567     $  612,604







See notes to condensed consolidated financial statements.
                                    -6-

                    MEHL/BIOPHILE INTERNATIONAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


NON-CASH ACTIVITIES:

                                                            SIX MONTHS ENDED
                                                              NOVEMBER 30,
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

                                                    $2,489,672

Components of acquired businesses, in
   aggregate, are as follows:
      Accounts receivable                           $  534,448
      Inventories                                      204,748
      Property and equipment                           222,952
      Patents and patent rights                      5,183,180
      Other assets                                       4,188
      Accounts payable and accrued expenses         (1,028,515)
      Current portion of notes and loans            (1,119,838)
      Long-term debt                                  (804,885)
      Other liabilities                                (83,134)
                                                     3,113,144
      Less minority interest                          (623,472)
                                                    $2,489,672

Notes, loans and advances used to
   retired debt of acquired business                $1,253,620

Issuance of common stock:
   Conversion of debt, net of unamortized
     issue costs of $35,022                         $  714,978
   Payment of accrued interest                      $   16,439
   Conversion of preferred stock                    $1,729,000    $   35,000

Receipt of non-marketable securities
   as payment of note receivable                                  $  750,000

Receipt of stock into treasury
   in payment of note receivable                                  $   37,500










See notes to condensed consolidated financial statements.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

1.  BASIS OF PRESENTATION:
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S.B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1996.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 Mehl/Biophile International Corporation and Subsidiaries Annual Report on form 10-KSB for the year ended May 31, 1996.

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

3.  INCOME TAXES:
For the six and three months ended November 30, 1996 the Company's deferred tax asset valuation allowance increased by approximately $900,000 and $170,000, respectively, as a result of current period losses. The Company recognized respective increases in its deferred tax asset valuation allowance of approximately $17,000 and $85,000 for the six and three months ended November 30, 1995 which were attributable to additional losses for the periods.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


4.  INVENTORIES:
At November 30, 1996, inventories are comprised primarily of finished goods.


5.  COMMON STOCK ISSUANCES:
In addition to the common shares issued related to the business acquisitions (see Note 2), during the six months ended November 30, 1996, the Company issued 261,583 Common shares upon retirement of $750,000 convertible debenture and related accrued interest of $16,383 and 562,621 shares upon conversion of 1,729 shares of Series C, 5% cumulative convertible preferred stock. Unamortized debt issue costs of $35,022 were charged to paid in capital.

Additionally, 163,338 Common shares were issued during the period at $1.25 per share ($204,172 in aggregate) upon the exercise of outstanding stock purchase warrants. At November 30, 1996 warrants to purchase 208,308 shares of Common stock at $1.25 were outstanding. The expiration date of these warrants is December 7, 1996.

6.  RECENT EVENTS:

On June 7, 1996 the Company entered into a Letter of Intent with Converting Laboratories, Inc. (CLI), a Wisconsin corporation, located in Fond du Lac, Wisconsin. CLI will be the primary manufacturer of the Company's consumer multiple hair removal patch and is presently manufacturing, on an OEM basis, consumer product and devices primarily related to the medical field, which it will continue to do. Subject to entering a definitive agreement, the intent of the parties is for the Company to purchase eighty-one percent (81%) of the stock of CLI in exchange for one hundred five thousand (105,000) of the common shares of the Company. An additional two hundred thousand shares (200,000) will be issued to the owners of CLI according to certain performance milestones to be included in the definitive agreement. To date, the Company has advanced in the form of 6% interest bearing notes a total of $527,000 to enable CLI to expand its facilities and acquire the necessary equipment to ramp up and expand its manufacturing capabilities. The Company anticipates its total cash investment in CLI, as revised, will be approximately $700,000. The Company anticipates that CLI's continued reliance for additional capital support will begin to diminish as CLI begins to manufacture and distribute the Company's new consumer hair removal patch which is scheduled for market release sometime during the 4th quarter of fiscal 1997. At that time it is felt that CLI will be generating a sufficient flow of cash to sustain its ongoing operation and begin to retain profits.

On July 12, 1996 the Company entered into a Letter of Intent with Anton H. Clemens ("Clemens"), a director of the Company, and Victor M. Haughton, M.D. ("Haughton"). The intent of the parties, subject to a definitive agreement, is to have the Company form a new subsidiary, of which Clemens will be president, having the exclusive worldwide license rights for the development, manufacturing and marketing of a new and novel retractable needle and catheter technology for the medical field protected by issued United States and International Patents and by patents pending. As consideration for the Company's entering into the Letter of Intent, the Company agreed to 1) pay the sum of sixty-three thousand nine hundred dollars ($63,900) to cover related patent fees for the intellectual property, 2) have the subsidiary pay Clemens and Haughton additional compensation in the form of license fees or other moneys to be set forth in the definitive agreement and 3) invest such additional funds necessary for the development, manufacture and marketing of the intellectual property as set forth in the definitive agreement.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

6.  RECENT EVENTS: (continued)

On July 25, 1996 the Company entered into a Letter of Intent with G.K.S. Technologies, Inc. (GKS), a Puerto Rico corporation together with Gunner K.
Svanberg ("Svanberg"), a Director of GKS.   Svanberg holds several patents and
patents pending worldwide for a new dental curret and curret sharpening machine. The intent of the parties, subject to a definitive agreement, is to develop, manufacture and market Svanberg's new curret devices within the worldwide dental market. As consideration for the Company entering into this Letter of Intent with Svanberg and GKS, the Company agreed to (1) subscribe to One Hundred Thousand Shares (100,000) of GKS common stock at $.50 per share for the sum of Fifth Thousand Dollars ($50,000) upon the execution of the Letter of Intent; and (2) invest such additional funds necessary for the development, manufacture and marketing of the Patent Applications according to the terms set forth in the definitive agreement. Through November 30, 1996, the Company had advanced $69,000, including $50,000 to be applied towards the purchase of GKS common stock under the terms outlined above. Thomas L.
Mehl, Sr., President and Chairman of the Company, personally owns twelve and one-half percent (12.5%) of GKS as a result of his working with Svanberg on patent applications over the past two years without any prior compensation. M.C.M. Group, Inc., a Florida corporation owned by Thomas L. Mehl, Sr., also owns twelve and one-half percent of GKS as a result of providing management and consulting services to GKS and Svanberg over the past two years without prior compensation.

On July 25, 1996 the company entered into a Letter of Intent with Applied Genetics, Inc. (AGI), a New York Corporation. AGI has a patented liposome delivery system for skin and hair. The intent of the parties is to enter into definitive agreement for the express purpose of (1) the Company retaining the services of AGI to prove the efficacy of those certain delivery systems developed by Thomas L. Mehl, Sr. and Nardo Zaias, M.D. and (2) MEHL's future strategic alliance with AGI for the purpose of obtaining additional funding for AGI through private placement, initial offering or other mezzanine funding. As of November 30, 1996, the Company had advanced to AGI the sum of $100,000 for the provision of services pertaining to the efficacy of those certain delivery systems discussed above.

Advances to CLI and GKS of $596,000, in aggregate at November 30, 1996 are included in loans and advances. The payment to AGI of $100,000 has been charged to operations and is included in research and development costs. Payments related to the pending arrangement with Clemens and Haughton were charged to operations.

7.  INVESTMENT INCOME LOSS:

In November 1996 Roadrunner Video Group, Inc. (Roadrunner) filed for protection under Chapter 11 of the US Bankruptcy Code. The Company realized investment losses of $539,000, in aggregate, during the six and three months ended November 30, 1996 related to the write down of its investment in preferred and common stock of Roadrunner. At November 30, 1996, the Company's investment in Roadrunner is carried on the balance sheet at $250,000 as a non-marketable security.

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ACQUISITIONS:

On June 4, 1996, Classy Lady by Mehl of Puerto Rico, Inc., a privately-held Puerto Rico Company ("Classy Lady"), merged with and into a wholly-owned subsidiary of the Company (the "Merger"). In consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady. As a result of the Merger, the former Classy Lady shareholders received, in the aggregate a majority of the outstanding Common Stock of the Company, thereby resulting in a change of control of the Company, Classy Lady owns the exclusive rights which were granted by Dr. Nardo Zaias for laser hair removal technology and Thomas L. Mehl, Sr. for radio frequency and direct current multiple hair removal technology.

On June 4, 1996, the Company completed the purchase of capital stock representing in the aggregate, an 81% interest in SLS (Wales) Limited, a privately held Welsh company which has been renamed SLS Biophile Ltd. ("SLS"), engaged in developing, manufacturing and selling lasers for dermatological use, including hair removal. SLS is presently the exclusive manufacturer of all laser technology for the Company, including the CHROMOS 694 Ruby Laser used for professional hair removal and the Chromos 585 laser.


LIQUIDITY AND CAPITAL RESOURCES:

At November 30, 1996, the Company had available funds of $6,043,567 representing a decrease of $3,795,431 and $3,156,433 from May 31, 1996 and August 31, 1996, respectively.

Cash required to fund the Company's operating loss were primarily attributable to losses resulting from the start up and realignment of operations at the Florida administrative facilities and for manufacturing and ramp-up at SLS's Welsh production facilities. Cash reserves and proceeds from the issuance of common stock resulting from exercise of outstanding stock purchase warrants were used to offset, in part, cash requirements for the quarter including the aforementioned operating loss, preferred stock dividend payments, the purchase of property, equipment, and inventory, (primarily for use in SLS production) research and development and for loans and advances to prospective acquisition candidates (see Note 6 to the financial statements). Finally
Free inventories decreased minimally over the same period last year while inventories for SLS increased 311% to $1,547,099 as SLS expands its production of ruby lasers.

Management anticipates increased production of the SLS laser products and a corresponding increase in their stock inventory. Production facilities at SLS in Wales are considered adequate to meet the next years anticipated increased production. The Company will continue to utilize its resources to finance the expected increased SLS production for labor costs and inventory and will also be looking to finance this growth through more traditional means such as bank lines of credit for the inventory and receivable build-up that will continue.

The Company anticipates that it will continue to apply significant portions of its cash reserves in order to carry out its planned Research and Development activity, to manufacture and market its technologies and products primarily in the laser (professional) and consumer hair removal fields and provide the necessary working cash to its subsidiaries. SLS and Converting Laboratories are expected to generate sufficient funds during the later part of fiscal 1997 from their existing and anticipated sales activity to sustain themselves out of their own retention of profits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES:  (continued)

The Company believes that its present level of cash reserves and working capital will be sufficient to enable it to carry out its near and mid range plans but does anticipate that it will require additional funds to complete its long range business plan. It is also believed that additional funds will be necessary in order to maintain maximum production levels at SLS of the Company's ruby laser for professional hair removal and for the ramp up and deployment of the consumer hair removal technology expected to occur during the last quarter in fiscal 1997. With this understanding the Company is presently developing professional affiliations with funding sources within the capital marketplace in order to adequately meet its long term objectives. The Company plans to achieve its financing objectives through either private or public offerings of equity and debt.

During the six month period ending November 30, 1996, 1,729 shares of the Company's 5% cumulative convertible, Series C preferred shares were converted into 562,621 of common shares. At November 30, 1996, warrants to purchase 208,308 shares of common stock at $1.25 were outstanding. Between November 30, 1996 and December 27, 1996, warrants to purchase 73,158 shares of common stock were exercised, resulting in gross proceeds to the Company of $91,447. The remaining warrants expired on December 27, 1996 and no further exercise of warrants may occur after such date. While management anticipates additional preferred stock conversions, there can be no assurance in this regard.

RESULTS OF OPERATIONS:

Operations for the six and three months ended November 30, 1996 resulted in losses of $3,303,313, ($.09 per share), and $2,432,931, ($.06 per share), respectively as compared to losses of $39,248 and $198,444 for the corresponding periods of the previous year. The increases in losses were due primarily to start up and transition costs related to the business acquisi tions during the period and related increases in overhead, research and development and depreciation and amortization attributable to the acquired businesses and their rapid expansion. As revenues are realized from the licensing agreements for laser hair removal and the concurrent sale of its CHROMOS 694 ruby laser, the Company anticipates that losses will diminish and that it will be profitable on a monthly basis by the end of fiscal 1997.

Sales for the six and three months ended November 30, 1996 increased $771,096 or 72% and $16,639 or 6% as compared to the corresponding periods of the previous years. This gain is almost exclusively a result of the sales of lasers by SLS. SLS has recently completed the manufacturing and delivery of 30 of its CHROMOS 694 Ruby Lasers which have been delivered to revenue sharing partners of the Company outside of the United States. SLS is presently projecting delivery of 30 units per month for the remainder of fiscal 1997. Sales of lasers are expected to rise sharply during the third and fourth quarters of fiscal 1997 as the Company begins to realize revenues from its licensed partners outside of the United States and from continued sales of the ruby laser. The Company should also continue to enjoy moderate increases in the sales of its consumer hair removal products during the third quarter and anticipates a sharp increase during the fourth quarter as it releases its multiple hair removal patch for sale outside of the United States.

Gross margin as a percentage of sales increased by 7.5% and 24.9% respectively, for the six and three months ended November 30, 1996. The increase was due to both the inclusion of the sales of laser products from the Company's foreign subsidiary and more favorable vendor pricing for the Company on its Finally Free consumer hair removal product. The Company is anticipating further improvement in gross margin as it begins to take advantage of the economics of scale inherent with the continued ramp up of laser manufacturing and the Company's manufacturing release of its consumer patch during the last quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:  (continued)

Selling, general and administrative expenses for the six and three months ended November 30, 1996, increased by $2,880,064 and $1,554,662 respectively, as compared to the corresponding periods or the previous year. Subsequent to the merger on June 4, 1996 the Company went from being essentially a consumer product company with declining sales to a multifaceted technology company engaged in laser and consumer hair removal on a global basis. This combined with the acquisition of SLS has necessitated an increased investment in administrative employees, legal expenses, patent fees, research and development, travel and increased depreciation and amortization which is not directly comparable to the like periods of 1995.

For the six and three months ended November 30, 1996, the Company incurred net losses of $298,000 and $472,000, respectively, resulting from investing activities. This was attributable to the reduction of $539,000, in the aggregate, to the carrying value of the Company's investment in preferred and common stock of Roadrunner Video Enterprises, Inc. for the recognition of what is considered to be a permanent decline in the realizable value of these securities. Other investment income for the first six and three months of the current fiscal year increased by $209,000 and $52,000, respectively, from the corresponding periods of the previous fiscal year. These increases were a result of the investment of funds raised during the later part of fiscal year 1996 from private debt and equity placements.

Research and Development expenses which were not significant in the previous year, increased to $693,779 for the first six months of fiscal 1997. This is a result of the Company's transformation into a technology based entity that will continue to incur R & D expenses in order to insure that it maintains technological superiority in the fields of laser and consumer hair removal.

The Company expects its future success will largely be dependent on its laser hair removal licensing arrangements with prospective licensees, the sales of its lasers and from the sales of its consumer multiple hair removal patch, which management presently anticipates deploying by the end of 1997.

The Company's consumer hair removal division realized a profit of $294,936 for the first six months of fiscal 1997 compared to a loss of $39,248 for the same period for the previous year. This increase was primarily attributable to the Company's new management being able to negotiate a new and lucrative purchase agreement for the Finally Free product with its Japanese distributor and the shifting of the Company's corporate office and related administrative overhead costs to its Florida location. SLS continued to ramp up for the manufacturing and deployment or the CHROMOS 694 Ruby Laser, and as a result generated a loss for the six month period. The Company's interest in such loss was $1,026,606. Operations of the subsidiary which included the former Classy Lady activities and the newly aligned corporate offices generated a loss of $1,982,466 for the same period. This was largely attributable to costs associated with creating the infrastructure necessary for the worldwide launch of its laser technology as well as continued significant research and development, costs related to relocation of the corporate offices and those related to the recent merger.

As a result of the merger between Selvac Corporation and Classy Lady on June 4, 1996 and the acquisition by the Company of SLS, the Company has substantially changed the focus of its operations. The Company went from being a single consumer product company dependent upon Mr. Mehl's earlier consumer hair removal product (which was experiencing a declining sales trend over the past several years) to an international company established to develop, manufacture, sell and license sophisticated laser technology and other products on a global scale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:  (continued)

Classy Lady had no prior operating history but held significant intellectual property in the field or laser (professional) and consumer hair removal technologies. Classy Lady had no prior history of financial performance to form a meaningful financial comparison between like operating periods. SLS has recently made the transformation from primarily a research and development company to a manufacturer and distributor of lasers.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS:

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed below.

The Company's future results of operations initially depend to a substantial degree on the ability of the Company to license parties outside the United States to utilize the Chromos 694 ruby laser manufactured by SLS and for such licensees to successfully sell hair removal services utilizing this product. The ability of such licensees to market such services will in part depend on the public's acceptance of the use of lasers to remove hair, as to which there can be no assurance, and the strength of the Company's competitors. The Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company. The Company may be required to find alternative means for marketing and selling its laser hair removal services, and thereby experience substantial delays and costs. No assurance can be given that the Company would be able to find an acceptable alternative means of marketing and selling its laser hair removal system, or if such an alternative means was found, that it would be successful.

The Company's manufacturing and marketing operations are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Manufacturing and marketing of the Company's laser hair removal and consumer patch products are subject to the 510(k) pre-market approval process of the FDA and corresponding foreign regulatory authorities. The regulatory process may take longer than presently anticipated and require the expenditure of substantial financial and other resources. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenues.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On December 5, 1996, the Company's wholly-owned subsidiary, Selvac Acquisition Corp. ("SAC"), commenced an arbitration with the American Arbitration Association in New York, New York to terminate a joint venture with Laser Industries Limited ("Laser"). The joint venture was formed in December 1995 when Laser and Classy Lady by Mehl of Puerto Rico, Inc. ("Classy Lady"), which merged with and into SAC and is now 100% owned by the Company, entered into an agreement to exploit patented laser hair removal technology exclusively licensed to Classy Lady. The joint venture, Sharplan 2000, Inc. ("Sharplan 2000"), is 50% owned by SAC and 50% by Laser and is managed exclusively by Laser.

SAC commenced the arbitration to terminate the license granted to Sharplan 2000 and unwind the joint venture. SAC is basing this action on a dispute concerning the nature of technological and financial contributions to be made to the joint venture by Laser and an additional dispute concerning whether Laser utilized technology within the joint venture which was in fact developed by a third party, SLS Wales Ltd., a Welsh laser company. In June 1996, MEHL acquired an 81% interest in SLS, which has since been renamed SLS (Biophile) Limited.

On December 23, 1996, Laser asserted two counterclaims in the arbitration proceedings, claiming that the Company has breached an alleged fiduciary duty owed to Laser and Sharplan 2000 and seeking a declaration that SAC may not grant a sublicense of certain patent rights to SLS. The Company has filed a response to these counterclaims requesting dismissal on the grounds that neither claim is arbitrable.

In a separate action filed in England on October, 1996, SLS commenced an action against Laser, a laser manufacturer, Spectron Laser Systems Ltd. ("Spectron") and related parties, for orders preventing Laser from using SLS's technology and stopping Spectron from supplying SLS's technology to Laser.

Management believes that the actions commenced by its subsidiaries and described above are well-founded, that the counterclaims filed by Laser in the arbitration proceeding are without merit and that its subsidiaries will prevail in both actions.


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







                                   MEHL/BIOPHILE INTERNATIONAL CORPORATION




DATE: January 13, 1997                          BY: (s) Thomas L. Mehl, Sr.
                                                     Thomas L. Mehl, Sr.
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
       (11) Statement re:  Computation of New Income Per Common Share
                                    (Unaudited)






Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share:


                                        SIX MONTHS ENDED    THREE MONTHS ENDED
                                          NOVEMBER 30,         NOVEMBER 30,
                                          1996      1995      1996       1995
PRIMARY:

  Weighted average number of shares
    outstanding                        40,658,752   13,849,510   41,243,888   13,844,944

  Assumed exercise of common stock
    warrants and certain stock
    options based on average market
    value                                       *            *            *            *

  Weighted average number of shares
    used in primary per share
    computations                       40,658,752   13,849,510   41,243,888   13,844,944



FULLY DILUTED:

  Weighted average number of shares
    outstanding                        40,658,752   13,849,510   41,243,888   13,844,944

  Assumed conversion of cumulative
    convertible stock:
      Series A                                  *      360,000            *      360,000
      1985 Series                               *      360,000            *      360,000
      Series C                                  *                         *

  Assumed exercise of common stock
    warrants and certain options
    based on higher of average or
    closing market price                        0            0            0            0

  Weighted average number of shares
    used in fully diluted per share
    computations                       40,658,752   14,569,510   41,243,888   14,564,944


*Not considered in the computation as their effect on earnings per share would be anti-
dilutive.



                    MEHL/BIOPHILE INTERNATIONAL CORPORATION
        (11) Statement re:  Computation of Net Income Per Common Share
                                   (Unaudited)

                                     (Continued)



                                        SIX MONTHS ENDED    THREE MONTHS ENDED
                                          NOVEMBER 30,         NOVEMBER 30,
                                          1996      1995      1996       1995

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Primary                               40,658,752    13,849,510   41,243,888   13,844,944

  Fully diluted                         40,658,752    14,569,510   41,243,888   14,564,944

PRIMARY:
  Net loss                             $(3,303,313) $  (39,248)   $(2,432,931)  $(198,444)
  Paid and cumulative undeclared
    preferred stock dividends             (235,825)    (27,000)      (110,825)    (13,500)

  Net loss applicable
    to common stock                    $(3,539,138) $  (66,248)   $(2,543,756)  $(211,944)

  Net loss per share                    $     (.09) $       .00  $       (.06)  $    (.02)


FULLY DILUTED:


  Net loss per share                    $      *    $       *    $        *    $         *



*Not calculated as the effect would be anti-dilutive.




















                                     -18-
