Form 10QSB
period 1997-02-28
MEHL BIOPHILE INTERNATIONAL CORP
filed 1997-04-14
CIK 726608

                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               Form 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended February 28, 1997

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                              EXCHANGE ACT
     For the transition period from _______________to________________
                      Commission file number 0-11969


                 MEHL/BIOPHILE INTERNATIONAL CORPORATION
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


              4127 Northwest 27th Lane, Gainesville, FL 32606
_____________________________________________________________________________
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

                                YES    X  NO  ___


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of February 28, 1997

                 43,743,301 shares of common stock, $.01 par value
_____________________________________________________________________________



                                                           Page 1 of 19 pages

                       MEHL/BIOPHILE INTERNATIONAL CORPORATION


                                        Index






                                                                       PAGE


PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

           Condensed consolidated balance sheet as
           of February 28, 1997                                        3

           Condensed consolidated statements of
           operations for the nine and three months
           ended February 28, 1997 and February 29, 1996              4-5

           Condensed consolidated statements of
           cash flows for the nine months ended
           February 28, 1997 and February 29, 1996                    6-7

           Notes to condensed consolidated financial
           statements                                                 8-11

  Item 2.  Management's discussion and analysis of
           financial condition and results of operations              12-14


PART II.  OTHER INFORMATION:

  Item 1.  Legal Proceedings                                           15

  Item 2.  Changes in Securities                                       16

  Item 6.  Exhibits and Reports on Form 8-K                            16

       Signature                                                       17

       Exhibit 11   Statement Re:  Computation of net income
         per common share                                             18-19


                                   * * * *

PART I.  FINANCIAL INFORMATION                ITEM 1.  FINANCIAL STATEMENTS

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                   FEBRUARY 28, 1997

                                         ASSETS

CURRENT ASSETS:
  Cash and equivalents                                          $11,034,349
  Accounts receivable, net of allowance for doubtful
   accounts of $654,137                                             478,353
  Inventories                                                     3,856,300
  Current portion of note receivable                                 50,000
  Other current assets                                              570,141
      Total current assets                                       15,989,143
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $1,085,622                                                    1,608,136
PATENTS AND PATENT RIGHTS, net of accumulated amortization
 of $1,466,226                                                    4,620,626
LOANS AND ADVANCES                                                  523,077
NOTES RECEIVABLE, net of current portion                             50,000
OTHER ASSETS                                                        974,371
                                                                $23,765,353


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $ 2,500,256
  Accrued expenses                                                1,842,806
       Total current liabilities                                  4,343,062

MINORITY INTEREST IN SLS BIOPHILE LTD                               259,366

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value, $1,000 stated value, authorized-200,000 shares:
      Series C, 5% cumulative convertible;
        Issued and outstanding-2,231 shares                       2,231,000
      Series D, 5% cumulative convertible;
        Issued and outstanding-10,000 shares                     10,000,000
Common stock, $.01 par value, 60,000,000 shares
  authorized, 46,218,260 shares issued                              462,183
Additional paid-in capital                                       21,113,400
Accumulated deficit                                             (13,665,162)
Foreign currency translation adjustment                             (22,897)
                                                                 20,118,524
Treasury stock, at cost, 2,474,959 common shares                   (955,599)
    Total stockholders' equity                                   19,162,925
                                                                $23,765,353






See notes to condensed consolidated financial statements.
-3-

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)



                                                     NINE MONTHS ENDED
                                                 FEBRUARY 28,  FEBRUARY 29,
                                                     1997        1996


OPERATING REVENUES                              $ 2,420,027   $ 1,596,312

COST OF SALES                                     1,601,035       950,698

GROSS MARGIN                                        818,992       645,614

OPERATING EXPENSES:
  Selling, general and administrative              6,694,452      935,183
  Research an development                          1,484,013            0
  Interest                                            23,829            0
                                                   8,202,294      935,183

                                                  (7,383,302)    (289,569)
OTHER INCOME (LOSS):
  Investment income (loss)                          (396,721)      87,767
  Other                                                    0       72,728

MINORITY INTEREST IN LOSS OF SUBSIDIARY              364,106            0


NET LOSS                                          $(7,415,917) $ (129,074)

NET LOSS PER COMMON SHARE                          $     (.19) $     (.01)

LOSS APPLICABLE TO COMMON STOCK                   $(7,755,483) $ (159,224)



WEIGHTED AVERAGED NUMBER OF COMMON SHARES
 OUTSTANDING DURING PERIOD                         41,070,724    3,937,595

















See notes to condensed consolidated financial statements.
-4-

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)



                                                    THREE MONTHS ENDED
                                                 FEBRUARY 28,  FEBRUARY 29,
                                                     1997        1996




OPERATING REVENUES                                $   582,829    $  530,210

COST OF REVENUES                                      660,493       325,069

GROSS MARGIN (LOSS)                                   (77,664)      205,141

OPERATING EXPENSES:
  Selling, general and administrative               3,302,322       423,117
  Research and development                            790,234             0
  Interest                                              5,127             0
                                                    4,097,683       423,117

                                                   (4,175,347)     (217,976)
OTHER INCOME:
  Investment income (loss)                            (98,848)       55,422
  Other                                                     0        72,728
  Minority interest in loss of subsidiary             161,591             0

NET LOSS                                          $(4,112,604)   $  (89,826)

NET LOSS PER COMMON SHARE                         $     (.10)   $     (.01)

LOSS APPLICABLE TO COMMON STOCK                   $(4,216,345)   $  (99,876)






WEIGHTED AVERAGED NUMBER OF COMMON SHARES
 OUTSTANDING DURING PERIOD                         41,908,399    14,114,735














See notes to condensed consolidated financial statements.
-5-

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                 FEBRUARY 28,  FEBRUARY 29,
                                                     1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(7,415,916)  $(129,074)
  Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
      Provision for bad debts                           310,721           0
      Minority interest in net loss of subsidiary      (364,106)          0
      Depreciation and amortization                     784,696     193,831
      Non marketable securities                         792,127           0
      Marketable securities received as payment of
        preferred stock dividends                             0     (41,425)
  Changes in operating assets and liabilities:
      Accounts receivable                               255,781      40,969
      Inventories                                    (3,253,805)     33,671
      Other operating assets                         (1,390,010)    (17,197)
      Accounts payable                                1,800,562      97,572
      Accrued expenses                                1,255,953      (7,850)

      Net cash provided (used) by operating activities (7,223,997)  170,497

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities           477,690           0
  Notes receivable repayments                            50,000     171,500
  Increase in notes, loans and advances                (523,077)   (300,000)
  Property and equipment acquisitions                (1,495,566)       (580)

     Net cash used by investing activities           (1,490,953)   (129,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note repayments                                      (100,898)          0
  Preferred stock dividends paid                       (312,061)    (36,900)
  Proceeds from issuance of:
    Common stock                                        295,620           0
    Preferred Stock                                  10,000,000     209,250
  Treasury stock acquisitions                                 0      (2,301)

      Net cash provided by financing activities       9,882,661     170,049

EFFECT OF EXCHANGE RATE ON CASH                          27,640           0

INCREASE IN CASH FOR THE PERIOD                       1,195,351     211,466

CASH, beginning of period                             9,838,998     633,509

CASH, end of period                                 $11,034,349   $ 844,975






See notes to condensed consolidated financial statements.
-6-

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


NON-CASH ACTIVITIES:

                                                      NINE MONTHS ENDED
                                                  FEBRUARY 28   FEBRUARY 29
                                                      1997        1996

Existing business acquisition costs:
    Issuance of common stock                         $  543,292
    Loans and advances applied
      towards purchase price                          1,946,380

                                                     $2,489,672

Components of acquired businesses, in
   aggregate, are as follows:
      Accounts receivable                            $  534,448
      Inventories                                       204,748
      Property and equipment                            222,952
      Patents and patent rights                       5,183,180
      Other assets                                        4,188
      Accounts payable and accrued expenses          (1,028,515)
      Current portion of notes and loans             (1,119,838)
      Long-term debt                                   (804,885)
      Other liabilities                                 (83,134)
                                                      3,113,144
      Less minority interest                           (623,472)
                                                     $2,489,672

Notes, loans and advances used to
   retire debt of acquired business                 $1,253,620

Issuance of common stock:
   Conversion of debt, net of unamortized
     issue costs of $35,022                          $  714,978
   Payment of accrued interest                       $   16,439
   Conversion of preferred stock                     $7,769,000  $  150,000

Receipt of non-marketable securities
   as payment of note receivable                                 $  750,000

Receipt of stock into treasury
   in payment of note receivable                                 $   37,500

Receipt of marketable security as
   payment of preferred stock dividend                           $   41,425







See notes to condensed consolidated financial statements.

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

1.  BASIS OF PRESENTATION:
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S.B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1996.

The accounting policies followed by the Company are set forth in Note
1 to the Company's financial statements in the 1996 Mehl/Biophile
International Corporation and Subsidiaries Annual Report on form 10-KSB for the year ended May 31, 1996.

2.  BUSINESS ACQUISITIONS:
On June 4, 1996, in a transaction accounted for as a purchase, the Registrant acquired, in the aggregate, 81% of the outstanding capital stock of SLS (Wales) Limited, a privately held Welsh company ("SLS") engaged in developing, manufacturing and selling lasers primarily in the field of hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of 1,255,000 pounds sterling (approximately $1.9 million) and the issuance of 25,044 shares of the Company's Common Stock. SLS holds patents pending in the field of laser depilation. In accordance with the terms of the agreement, funds of approximately $1,300,000, advanced by the Company to SLS, were used to retire existing SLS debt. In recording the purchase, the carrying value of SLS patent and patent rights was increased by $3,837,000.

Additionally, on June 4, 1996, Classy Lady by Mehl of Puerto Rico, Inc. a privately-held Puerto Rico company ("Classy Lady"), merged with and into a wholly-owned subsidiary of the Company (the "Merger")The Merger has been accounted for as a non-monetary exchange. As consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady.

In exchange for the issuance of the shares of the Company issued pursuant to the Merger, the Company obtained all of the stock of Classy Lady, which owns the exclusive licensing rights granted to Classy Lady by Thomas L. Mehl, Sr., for a multiple hair removal technology and by Dr. Nardo Zaias for a laser hair removal technology. Valuation of the acquired patent rights, which was based on the value of the stock issued as it was determined to be more clearly evident, was $1,320,000. The acquired assets had no carrying value in Classy Lady's financial statements.

3.  INCOME TAXES:
For the nine and three months ended February 28, 1997 the Company's deferred tax asset valuation allowance increased by approximately $2,300,000 and $1,400,000, respectively, as a result of current period losses. The Company recognized respective increases in its deferred tax asset valuation allowance of approximately $40,000 and $57,000 for the nine and three months ended February 29, 1996 which were attributable to additional losses for the periods.

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

4.  INVENTORIES:
At February 28, 1997, inventories are comprised primarily of finished goods.

5.  CAPITAL TRANSACTIONS:

Issuance of Series D Preferred Stock
On February 28, 1997, the Company completed a private placement offering exempt under Regulation D promulgated under the Securities Act of 1933 of 10,000 shares of 5% Cumulative Convertible Preferred Stock, Series D, par value $10 per share (the "Series D Preferred Stock"), for an aggregate purchase price of $10,000,000. Holders of the Series D Preferred Stock are entitled to receive dividends payable at the annual rate of 5%.

The Series D Preferred Stock is convertible into Common Stock of the
Company at 80% of the average market price on the five trading days prior to conversion but in no event shall the conversion price be below $4.00 or greater than the average market price on the five trading days prior to February 28, 1997. On March 31, 1997 the Company filed a registration statement covering the public sale of the shares of Common Stock receivable upon conversion of the Series D Preferred Stock. The Series D Preferred Stock may not be converted until the earlier of (i) the 120th day following issuance and (ii) the date on which the aforementioned registration statement is declared effective by the Securities and Exchange Commission. The purchasers of the Series D Preferred Stock agreed not to sell or transfer the Common Stock received upon conversion on or before February 28, 1998.

Common Stock Issuances:
In addition to the common shares issued related to the business acquisitions (see Note 2), during the nine months ended February 28, 1997, the Company issued 261,583 Common shares upon retirement of $750,000 convertible debenture and related accrued interest of $16,383 and 2,562,621 shares upon conversion of 7,769 shares of Series C, 5% cumulative convertible preferred stock. Unamortized debt issue costs of $35,022 were charged to paid in capital.

Additionally, 236,496 Common shares were issued during the period at $1.25 per share ($295,620 in aggregate) upon the exercise of outstanding stock purchase warrants..

6.  RECENT EVENTS:

On June 7, 1996 the Company entered into a Letter of Intent with Converting Laboratories, Inc. (CLI), a Wisconsin corporation, located in Fond du Lac, Wisconsin. CLI will be the primary manufacturer of the Company's consumer multiple hair removal patch and is presently manufacturing, on an OEM basis, consumer products and devices primarily related to the medical field, which it will continue to do. Subject to entering a definitive agreement, the intent of the parties is for the Company to purchase eighty-one percent (81%) of the stock of CLI in exchange for one hundred five thousand (105,000) of the common shares of the Company. An additional two hundred thousand shares (200,000) will be issued to the owners of CLI according to certain performance milestones to be included in the definitive agreement. To date, the Company has advanced in the form of 6% interest bearing notes a total of $668,736 to enable CLI to expand its facilities and acquire the necessary equipment to ramp up and expand its manufacturing capabilities. The Company anticipates its total cash investment in CLI, as revised, will be approximately $900,000. The Company anticipates that CLI's continued reliance for additional capital support will begin to diminish as

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

6.  RECENT EVENTS: (continued)

CLI begins to manufacture and distribute the Company's new consumer hair removal patch which is scheduled for market release sometime during the 4th quarter of calendar 1997. At that time it is felt that CLI will be generating a sufficient flow of cash to sustain its ongoing operation and begin to retain profits.

On July 12, 1996 the Company entered into a Letter of Intent with Anton H. Clemens ("Clemens"), a director of the Company, and Victor M. Haughton, M.D. ("Haughton"). The intent of the parties, subject to a definitive agreement, is to have the Company form a new subsidiary, of which Clemens will be president, having the exclusive worldwide license rights for the development, manufacturing and marketing of a new and novel retractable needle and catheter technology for the medical field protected by issued United States and International Patents and by patents pending. As consideration for the Company's entering into the Letter of Intent, the Company agreed to 1) pay the sum of sixty-three thousand nine hundred dollars ($63,900) to cover related patent fees for the intellectual property, 2) have the subsidiary pay Clemens and Haughton additional compensation in the form of license fees or other moneys to be set forth in the definitive agreement and 3) invest such additional funds necessary for the development, manufacture and marketing of the intellectual property as set forth in the definitive agreement. To date, the Company has advanced a total of $21,094 in furtherance of its commitments and objectives under the Letter of Intent.

On July 25, 1996 the Company entered into a Letter of Intent with GKS Technologies, Inc. (GKS), a Puerto Rico corporation together with Gunner K.
Svanberg ("Svanberg"), a Director of GKS.   Svanberg holds several patents
and patents pending worldwide for a new dental curret and curret sharpening machine. The intent of the parties, subject to a definitive agreement, is to develop, manufacture and market Svanberg's new curret devices within the worldwide dental market. As consideration for the Company entering into this Letter of Intent with Svanberg and GKS, the Company agreed to (1) subscribe to One Hundred Thousand Shares (100,000) of GKS common stock at $.50 per share for the sum of Fifth Thousand Dollars ($50,000) upon the execution of the Letter of Intent; and (2) invest such additional funds necessary for the development, manufacture and marketing of the Patent Applications according to the terms set forth in the definitive agreement. Through February 28, 1997, the Company had advanced $99,592, including $50,000 to be applied towards the purchase of GKS common stock under the terms outlined above. Thomas L. Mehl, Sr., President and Chairman of the Company, personally owns twelve and one-half percent (12.5%) of GKS as a result of his working with Svanberg on patent applications over the past two years without any prior compensation. M.C.M. Group, Inc., a Florida corporation owned by Thomas L. Mehl, Sr., also owns twelve and one-half percent of GKS as a result of providing management and consulting services to GKS and Svanberg over the past two years without prior compensation.

On July 25, 1996 the company entered into a Letter of Intent with Applied Genetics, Inc. (AGI), a New York Corporation. AGI has a patented liposome delivery system for skin and hair. The intent of the parties is to enter into definitive agreement for the express purpose of (1) the Company retaining the services of AGI to prove the efficacy of those certain delivery systems developed by Thomas L. Mehl, Sr. and Nardo Zaias, M.D. and (2) MEHL's future strategic alliance with AGI for the purpose of obtaining additional funding for AGI through private placement, initial offering or other mezzanine funding. As of February 28, 1997, the Company had advanced to AGI the sum of $150,000 for the provision of services pertaining to the efficacy of those certain delivery systems discussed above.

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

6.  RECENT EVENTS: (continued)

Advances to CLI, Clemens and Haughton, and GKS of $428,082, in aggregate at February 28, 1997 are included in loans and advances. The balance of the advances to CLI & GKS as well as the payment to AGI have been charged to operations and is included in research and development costs. Payments related to the pending arrangement with Clemens and Haughton were charged to operations.

On March 13, 1997, Selvac Acquisition Corp., a wholly owned subsidiary of the Company, received marketing clearance from the Food and Drug Administration
(FDA) to market its proprietary long pulse ruby laser hair removal system in the United States. The Company's subsidiary, SLS Biophile (SLS), has already received full CE approval of marketing the system in Europe and other parts of the world. The FDA decision was based upon safety and efficacy data from two European studies, one Danish and one English, involving a total of 200 patients with nearly 250 skin sites tested. As part of those studies it was noted that, after an average of two treatments, approximately 80% of facial hair did not return after a period of 190 days. No serious adverse effects were reported.

7.  INVESTMENT INCOME (LOSS):

In November 1996 Roadrunner Video Group, Inc. (Roadrunner) filed for protection under Chapter 11 of the US Bankruptcy Code. The Company realized investment losses of $789,000 during the nine ended February 28, 1997 due to the complete write down of its investment in preferred and common stock of Roadrunner.

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

SUBSEQUENT ACQUISITION:

On March 18, 1997, the Company completed the purchase of capital stock representing in the aggregate a 75% interest in Integrated Technologies Research (Wales) Ltd., a privately held Welsh company which has been renamed ITR Biophile Ltd. ("ITR"). ITR engages in the research and development of software and related hardware in the following areas: 1) laser scanning systems, 2) laser marking systems, 3) adaptive "Smart Card" read/write technologies and 4) other highly sophisticated related technological areas. ITR was the originator of the present scanning system and smart card technologies utilized in the CHROMOS 694 Ruby Laser. Under the terms of the Definitive Agreement, the shareholders of ITR received 250,000 shares of common stock of the Company for the 75% interest in ITR.

LIQUIDITY AND CAPITAL RESOURCES:

At February 28, 1997, the Company's cash balance of $11,034,349 represented an increase of $1,195,351 from May 31, 1996.

Cash was used to fund the Company's operations, preferred stock dividend payments, the purchase of equipment and inventory (Primarily for use in SLS production), and advances to prospective acquisition candidates. The cash used was offset by a private placement of convertible preferred stock which generated $10,000,000.

Management anticipates increased production of the SLS laser products and a corresponding increase in its inventory. Production facilities in Wales are considered adequate to meet short term production needs. The Company will continue to utilize its resources to finance the expected increase in production and inventory and may be looking to finance the growth through other means of financing.

The Company anticipates that its present level of working capital will be sufficient to enable it to carry out its near and mid range plans but does anticipate that it will require additional funds to complete its long term business strategy. The Company plans to achieve its objectives through either private or public offering of equity or debt. The Company is also investigating long term financing for the purchase and subsequent placement of its lasers.

During the past nine months 7,769 shares of the Company's 5% cumulative convertible, Series C preferred shares were converted into 2,562,621 of common shares. The Purchasers have agreed not to sell or transfer the shares before February 28, 1998. Between November 30, 1996 and December 27, 1996, warrants to purchase 73,158 shares of common shares were exercised, resulting in gross proceeds to the Company of $91,447. The remaining warrants expired on December 27, 1996.

RESULTS OF OPERATIONS:

Revenues for the nine months ended February 28, 1997 were $2,420,027, an increase of 51.6% over the $1,596,312 for the nine months ended February 29, 1996. Revenues for the three months ended February 28, 1997 were $582,829, an increase of 9.9% over the $530,210 for the three months ended February 29, 1996. The increase is almost exclusively a result of the acquisition of SLS in June, 1996.

The gross margin percentage decreased 6.6% to 33.8% for the nine months ended February 28, 1997 as compared to the 40.4% for the nine months ended February 29, 1996. The gross margin percentage decreased 52.0% to (13.3)% for the three months ended February 28, 1997 as compared to the 38.7% for the three months ended February 29, 1996. The year-to-year and quarter-to-quarter decrease is the result of a one time write-down of $275,000 in inventory of a discontinued product line.

Selling, general and administrative expense for the nine months ended February 28,1997 were $6,694,452, an increase of 615.8% over the $935,183 for the nine months ended February 29, 1996. For the three months ended February 28, 1997 selling, general and administrative expense was $3,302,322 an increase of 680.5% over the $423,117 for the three months ended February 29,1996. The increased selling, general and administrative expense is attributable to the merger with Classy Lady and the acquisition of SLS which required the Company to increase its expenditures on administrative staff, legal expense, patent fees, and travel, and increased depreciation and amortization which does not present a meaningful comparison to prior periods.

Research and development costs for the nine months and three months ended February 28, 1997 were $1,484,013 and $790,234 respectively compared to no costs for the corresponding periods of the previous year. This is a result of a change in the Company's strategy from a consumer products orientation to a technology company that will continue to incur research and development costs in order to insure that it maintains technological superiority in its market.

Investment loss for the nine months ended February 28, 1997 was $396,721 compared to an investment gain of $87,767 for the nine months ended February 29, 1996. Investment loss for the three months ended February 28, 1997 was $98,848 compared to an investment gain of $55,422 for the three months ended February 29, 1996. The current year losses were attributable to the complete write down of the Company's investment of $750,000 in preferred and $39,000 common stock of Roadrunner Video Enterprises, Inc. offset by interest income.

Minority interest for the nine and three months ended February 28, 1997 was $364,106 and $161,591 respectively. This amount represents the portion not attributable to the Company's interest in SLS.

Net loss for the nine and three months ended February 28, 1997 were $7,415,917 and $4,112,504 respectively as compared to losses of $129,074 and $89,826 for the corresponding periods of the previous year. The increased losses resulted from the factors discussed above.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS:

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed below.

The Company's future results of operations initially depend to a substantial degree on the ability of the Company to license parties worldwide to utilize the CHROMOS 694 Ruby Laser manufactured by SLS and for such licenses to successfully sell hair removal services utilizing this product. The ability of such licensees to market such services will in part depend on the public's acceptance of the use of lasers to remove hair, as to which there can be no assurance, and the strength of the Company's competitors. The Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company. The company may be required to find alternative means for marketing and selling its laser hair removal services, and thereby experience substantial delays and costs. No assurance can be given that the Company would be able to find an acceptable alternative means of marketing and selling its laser hair removal system, or if such an alternative means was found, that it would be successful.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On December 5, 1996, the Company's wholly-owned subsidiary, Selvac Acquisition Corp. ("SAC"), commenced an arbitration with the American Arbitration Association in New York, New York to terminate a joint venture with Laser Industries Limited ("Laser"). The joint venture was formed in December 1995 when Laser and Classy Lady by Mehl of Puerto Rico, Inc. ("Classy Lady"), which merged with and into SAC and is now 100% owned by the Company, entered into an agreement to exploit patented laser hair removal technology exclusively licensed to Classy Lady. The joint venture, Sharplan 2000, Inc. ("Sharplan 2000"), is 50% owned by SAC and 50% by Laser and is managed exclusively by Laser. SAC commenced the arbitration to terminate the license granted to Sharplan 2000 and unwind the joint venture. SAC is basing this action on a dispute concerning the nature of technological and financial contributions to be made to the joint venture by Laser and an additional dispute concerning whether Laser utilized technology within the joint venture which was in fact developed by SLS Wales Ltd., ("SLS") prior to the purchase by the Company of a controlling interest in SLS in June 1996.

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

In a separate action filed in England in October, 1996, SLS commenced an action against Laser, a laser manufacturer, Spectron Laser Systems Ltd. ("Spectron") and related parties, for orders preventing Laser from using SLS's technology and stopping Spectron from supplying SLS's technology to Laser.

Management believes that the actions commenced by its subsidiaries and described above are well-founded, that the counterclaims filed by Laser in the arbitration proceeding are without merit and that its subsidiaries will prevail in both actions.

In March 1997, SAC filed suit against Palomar Medical Technologies, Inc. ("Palomar") and its subsidiaries, Spectrum Medical Technologies, Inc., Spectrum Financial Services LLC, and a new Jersey dermatologist for patent infringement and unfair competition. The suit was filed in the United States District court for the District of New Jersey and alleges that the defendants infringe on the patented method of laser hair removal owned by Dr. Nardo Zaias and exclusively licensed to SAC and that the defendants have improperly marketed laser hair removal products before receiving FDA approval. The plaintiff is seeking monetary damages and injunctive relief to restrain Palomar from marketing its laser hair removal products in the United States. While management is confident that the actions brought against the above defendants are well-founded and that SAC will prevail in this proceeding, the litigation is only in its initial stages. In March 1997, Palomar served the Company with a lawsuit which it filed in the United States District Court in Massachusetts seeking to declare the patent embodying the laser hair removal technology exclusively licensed by SAC to be declared invalid. Further amendments to this action have also been sought by Palomar. The Company has moved to dismiss the Massachusetts action and counsel for Palomar has agreed to its dismissal. It is likely however that the assertion of invalidity will be raised in the Company's New Jersey actions against Palomar. Management of the Company is confident that the validity of its patent will be upheld.

ITEM 2.     CHANGES IN SECURITIES:

SERIES D PREFERRED STOCK:

On February 28, 1997, the Company completed a private placement offering exempt under Regulation D promulgated under the Securities Act of 1933 of 10,000 shares of 5% Cumulative Convertible Preferred Stock, Series D, par value $10 per share (the "Series D referred Stock"), for an aggregate purchase price of $10,000,000. Holders of the Series D Preferred Stock are entitled to receive dividends payable at the annual rate of 5% per annum. The Company intends to utilize the proceeds of the offering for working capital and general corporate purposes.

The Series D Preferred Stock is convertible into Common Stock of the Company at 80% of the average market price on the five trading days prior to conversion but in no event shall the conversion price be below $4.00 or greater than the average market price on the five trading days prior to February 28, 1997. The Company filed a registration statement covering the public sale of the shares of Common Stock receivable upon conversion of the Series D Preferred Stock on March 31, 1997. The Series D Preferred Stock may not be converted until the earlier of (i) the 120th day following issuance and (ii) the date on which the aforementioned registration statement is declared effective by the Securities and Exchange Commission. The purchasers of the Series D Preferred Stock agreed not to sell or transfer the Common Stock received upon conversion on or before February 28, 1998.

SERIES C PREFERRED STOCK:

The Company has been advised that the investors who purchased the Series D Preferred Stock, Clearwater Fund IV, LLC and Clearwater Offshore Fund Ltd., are commonly controlled with GFL Performance Fund Ltd. ("GFL"), the holder of all outstanding shares of the Company's 5% Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock"). In connection with the sale of the Series D Preferred Stock, the Company entered into an agreement with GFL whereby (i) GFL agreed not to sell or transfer the Common Stock issuable upon conversion of the Series C Preferred Stock on or before February 28, 1998, and (ii) the Company, acting upon unanimous approval of the Board of Directors and by the written consent of the holders of a majority of the Company's Common Stock, agreed to fix the conversion price of the Series C Preferred Stock at $3.00, and to adjust the conversion price of the Series C Preferred Stock in the event that the Company issues Common Stock in the future at a price of less than $3.00. In addition, the Company agreed to remove a restriction in the Company's Certificate of Incorporation which prohibited conversion of the Series C Preferred Stock, if after such conversion the number of shares of Common Stock beneficially owned by such holder would exceed 4.9% of the issues and outstanding Common Stock of the Company. The Company has been advised that GFL currently owns 2,000,000 shares of Common Stock received upon conversion of the Series C Preferred Stock, and GFL would not be able to convert a substantial number of additional remaining 2,231 shares of Series C Preferred Stock into Common Stock without the removal of this restriction.




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







                                   MEHL/BIOPHILE INTERNATIONAL CORPORATION




DATE:  April 14, 1997        BY: (s) Thomas L. Mehl, Sr.
                                     Thomas L. Mehl, Sr.
                                     Chairman of the Board and
                                     Chief Executive Officer

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
     Exhibit (11) Statement re:  Computation of New Income Per Common Share
                                    (Unaudited)






Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share:

                                         NINE MONTHS ENDED        THREE MONTHS ENDED
                                    FEBRUARY 28,  February 29,  FEBRUARY 28,  FEBRUARY 29,
                                         1997        1996         1997          1996

PRIMARY:

  Weighted average number of shares
    outstanding                        41,070,724   13,937,595   41,908,399   14,114,735

  Assumed exercise of common stock
    warrants and certain stock
    options based on average market
    value                                       *            *            *            *

  Weighted average number of shares
    used in primary per share
    computations                       41,070,724   13,937,595   41,908,399   14,114,735



FULLY DILUTED:

  Weighted average number of shares
    outstanding                        41,070,724   13,937,595   41,908,399   14,114,735

  Assumed conversion of cumulative
    convertible stock:
      Series A*
      1985 Series*
      Series C*
      Series D*

  Assumed exercise of common stock
    warrants and certain options
    based on higher of average or
    closing market price*              __________   __________   __________   _________

  Weighted average number of shares
    used in fully diluted per share
    computations                       41,070,724   13,937,595   41,908,399   14,114,735


*     Not considered in the computation as their effect on earnings per share would be anti-dilutive.


                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
         Exhibit (11) Statement re:  Computation of Net Income Per Common Share
                                      (Unaudited)

                                      (Continued)

                                         NINE MONTHS ENDED        THREE MONTHS ENDED
                                    FEBRUARY 28,  February 29,  FEBRUARY 28,  FEBRUARY 29,
                                       1997          1996          1997           1996


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

  Primary                              41,070,724   13,937,595   41,908,399   14,114,735

  Fully diluted                        41,070,724   13,937,595   41,908,399   14,114,735

PRIMARY:
  Net loss                            $(7,415,917) $  (129,074) $(4,112,604) $   (89,826)
  Paid and cumulative undeclared
    preferred stock dividends            (339,566)     (30,150)    (103,741)     (10,050)

  Net loss applicable
    to common stock                   $(7,755,483)  $ (159,224)  $(4,216,345)  $ (99,876)

  Net loss per share                  $     (.19)  $      (.01) $      (.10)   $    (.01)


FULLY DILUTED:


  Net loss per share                  $      *     $       *    $        *   $         *



*Not calculated as the effect would be anti-dilutive.




















-19-
