Form 10KSB/A
period 1996-05-31
MEHL BIOPHILE INTERNATIONAL CORP
filed 1997-09-10
CIK 726608

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB/A
                             AMENDMENT NUMBER 1
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 1996

[  ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
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

                             4127 Northwest 27th Lane
                            Gainesville, Florida 32606
                    (Address of principal executive offices)

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

State issuer's revenues for its most recent fiscal year.  $2,351,945

The appropriate aggregate market value of the voting stock of the Registrant held by nonaffiliates of the Registrant as of August 21, 1996 (based upon the closing bid and asked prices as reported by the National Association of Securities Dealers Automatic Quotation System) was approximately $72,506,350.

The number of shares outstanding of each of the registrant's claims of stock, as of August 21, 1996, is 41,085,513

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

Product and market diversification in the personal hair removal market was accomplished in June 1996, when a subsidiary of the Company merged with Classy Lady by Mehl of Puerto Rico, Inc. (Classy Lady) and the Company purchased approximately 81% of the voting stock of SLS (Wales) Limited (SLS).

Classy Lady owns exclusive license rights to certain multiple hair removal and laser hair removal technologies for which, U.S. and various foreign patents have been obtained or are pending. SLS holds patents pending for laser hair removal technologies compatible to those licensed to Classy Lady. Additionally, SLS develops, manufactures and sells lasers primarily for use in the field of hair removal. Intentions are to expand the operations of Classy Lady and SLS and to further exploit their intellectual property rights through the establishment of licensing arrangements.

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

Selling, general and administrative expenses for fiscal 1996 increased by $500,000 as compared to the previous year. Increased depreciation and amortization costs as a result of changes in the estimated useful lives of certain intangible assets and equipment and the aforementioned marketing costs related to the Raywatch product contributed to the increase. In addition, legal, accounting and other professional fees for 1996 increased by $175,000. These increases were primarily attributed to costs related to the Classy Lady and SLS acquisitions. Bad debt expense for 1996, was approximately $124,000 higher than for the prior year, resulting primarily from a reassessment of the collectability of an accounts receivable balances from the Company's Australian and Spanish distributor.

Primarily as a result of the Company's lack of product diversification and competition in the industry, the Company sales outlets have been restricted to a limited number of customers. With the trend of declining sales in recent years, the Company's policy has been to sell products on account to customers with terms and conditions under which there is a greater degree of uncertainty as to the collectability. Pricing is adjusted accordingly in consideration of the increased risk. For this reason, the Company's provision for doubtful accounts in recent years has been higher than that for previous years and for other members of the industry. With the recent acquisitions of Classy Lady and SLS creating increased product diversification and potential for new markets and distribution alternatives for the Company's products, it is felt that these risks will be significantly reduced in the future and the reserve percentage decreased.

In January 1996, the Company received $172,000 insurance proceeds in connection with the theft of certain inventory being carried at $99,000. The amount by which the insurance proceeds exceed the carrying basis, has been reflected as other income for the year ended May 31, 1996.

The increase in interest expense for the current year of $1,065,000 was attributable to a $3,000,000 convertible debenture issued in April 1996. Included in interest expense was a charge of $1,033,000 equal to the intrinsic value of the beneficial common stock conversion feature provided to the convertible debenture holders.

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

Management expects that the future direction of the Company will be dependent upon its ability to enter into licensing arrangements for the laser hair removal technologies owned by SLS and licensed by Classy Lady and to commercialized successfully the consumable multiple hair removal patch licensed under the Mehl Patent.


Liquidity and Capital Resources:

Debt and Equity Offerings:

During the last quarter of the current fiscal year the Company completed private placements of $3,000,000 convertible debentures with interest at 8% and 10,000 shares of 5% Cumulative Convertible Series C Preferred Stock with a stated value of $1,000 per share at an aggregate purchase price of $10,000,000. Costs related to these placements were approximately $230,000 in cash and 162,000 shares of the Company's common stock. As of July 31, 1996, all of the holders of convertible debentures had exercised their right to convert and the Company issued 615,042 shares of its common stock and retired the debt and related accrued interest.

Management intends to apply a significant portion of the funds from these offerings towards the acquisition of Classy Lady and SLS (Wales) and to provide working capital for future expansion of the operations of these entities.

Other Liquidity Matters:

For the 1996 fiscal year, the Company's cash balance increased $9.2 million, primarily resulting from funds generated by the aforementioned private equity and debt placements. Additionally, funds were provided by operations, the exercise of warrants and stock options, and note payments received from CDF Acquisition Corp. (CDF). These resources were used to advance funds to Classy Lady and SLS in anticipation of the pending acquisitions.

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

In December 1995, the Company agreed to accept 24,368 shares of Roadrunner restricted common stock in payment of $41,000 preferred stock dividends. The Company also received registration rights with this stock and anticipates that it too will be registered for public sale by the fall of 1996.

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

Capital Acquisitions:

With the Company's present dependency on sales of one product in limited markets, efforts had been taken to pursue investment opportunities to enable the Company to expand and diversify its market. In this regard, on June 4, 1996 Classy Lady by Mehl of Puerto Rico, Inc., a privately-held Puerto Rico Company ("Classy Lady), merged with and into a wholly-owned subsidiary of the Company (the "Merger"). Classy Lady is a development stage company and was formed to exploit the hair removal technologies patented by two of its principals. In consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady.

Concurrent with the Classy Lady merger, the Company's shareholders approved an increase in the number of $.01 par value common shares authorized to be issued from 20 million to 60 million.

Additionally, on June 4, 1996, the Registrant completed the purchase of capital stock representing in the aggregate of 81% interest in SLS (Wales) Limited, a privately held Welsh company ("SLS") engaged in developing, manufacturing and selling lasers primarily in the field of hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of 1,255,000 pounds sterling (approximately $1.9 million) and the issuance of 25,044 shares of the Registrant's Common Stock.

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

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Directors
 of Mehl/Biophile International Corporation:



We have audited the accompanying consolidated balance sheet of MEHL/Biophile International Corporation (formerly Selvac Corporation) and subsidiary as of May 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the years in the two year period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As is discussed in Note 17 to the financial statements, the Company's 1996 financial statements as previously issued did not include the intrinsic value of the beneficial conversion features of its convertible Series C preferred stock and convertible debentures and the corresponding changes for implied dividends and interest. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.




Raritan, New Jersey
July 11, 1996

                 MEHL/BIOPHILE INTERNATIONAL CORPORATION
              (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                         MAY 31, 1996
                          (RESTATED)

                             ASSETS
CURRENT ASSETS:
  Cash and equivalents                                          $9,838,998
  Accounts receivable, net of allowance for doubtful
   accounts of $343,416                                            484,182
  Inventories                                                      387,700
  Marketable securities, held to maturity                          477,690
  Current portion of Note receivable, CDF Acquisition Corp.        105,625
  Other current assets                                              55,660
    Total current assets                                        11,349,855

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $741,470                                                        5,928

PATENTS AND PATENT RIGHTS, net of accumulated amortization
   of $865,756                                                      95,399

NOTES AND LOANS RECEIVABLE, net of current portion:
  CDF Acquisition Corp.                                            147,948
  Classy Lady by Mehl of Puerto Rico, Inc.                         860,491
  Loans and advances, SLS (Wales) Limited                        3,200,000

OTHER ASSETS
  Investment in non-marketable securities                          750,000
  Marketable securities, available for sale                         38,975

                                                               $16,448,596

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                            $    208,376
  Accrued expenses                                                 112,396
  Other current liabilities                                          9,900
    Total current liabilities                                      330,672

CONVERTIBLE DEBENTURES                                             750,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value, 200,000 shares
   authorized:
     5% cumulative convertible preferred stock, Series C,
      $1,000 stated value,10,000 shares issued and
      outstanding                                               10,000,000
  Common stock, $.01 par value, authorized-20,000,000 shares:
            Issued shares-18,132,516                               181,325
  Additional paid-in capital                                    14,315,929
  Accumulated deficit                                           (8,170,579)
  Unrealized loss - marketable securities                           (3,152)
                                                                16,323,523
  Treasury stock, at cost, 2,474,959 common shares                (955,599)
    Total stockholders' equity                                  15,367,924

                                                               $16,448,596

See notes to consolidated financial statements.
                                      F-2

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
                 (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS






                                                          YEAR ENDED MAY 31,
                                                       1996             1995
                                                    (RESTATED)

REVENUES                                            $ 2,351,945   $ 2,744,620

COST OF SALES                                         1,330,726     1,562,898

GROSS MARGIN                                          1,021,219     1,181,722

OPERATING EXPENSES:
  Selling, general and administrative                 1,586,300     1,087,462
  Loss on sale of property and equipment                      0        20,361
  Charge for inventory write down                       186,675             0
  Loss on sale of marketable securities                       0         7,822
                                                      1,772,975     1,115,645

                                                       (751,756)       66,077

OTHER INCOME (EXPENSES):
  Investment income                                     120,700       126,537
  Other income                                           72,728             0
  Interest expense                                   (1,065,544)            0

INCOME (LOSS) BEFORE INCOME TAXES                    (1,623,872)      192,614

PROVISION FOR INCOME TAXES                                    0        48,386

NET INCOME (LOSS)                                   $(1,623,872)   $  144,228

NET INCOME (LOSS) PER COMMON SHARE               $         (.21)   $      .01

INCOME (LOSS) APPLICABLE TO COMMON STOCK            $(2,896,705)    $  86,028














See notes to consolidated financial statements.

                  MEHL/BIOPHILE INTERNATIONAL CORPORATION
                (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                                            COMMON      ADDITIONAL
                                                           PREFERRED STOCK                 STOCK ISSUED    PAID-IN
                                              SERIES A   1985 SERIES   SERIES C    SHARES     AMOUNT     CAPITAL

  Year ended May 31, 1995

  Balance, May 31, 1994                    $ 240,000   $ 245,000   $         0   16,256,485   $162,565 $ 8,813,998
  Cash dividends on preferred stock:
  Purchase of treasury stock
  Net income
   Balance, end of year                      240,000     245,000             0   16,256,485    162,565   8,813,998

  Year ended May 31, 1996
         (Restated)
  Cash dividends on preferred stock
  Implied dividend equal to intrinsic value of
    preferred stock conversion features                                                                  1,228,000
  Intrinsic value of debenture conversion features                                                       1,033,000
  Treasury stock acquisitions
  Common stock issued:
     Conversion of preferred stock         (240,000)   (245,000)                   776,000       7,760     477,240
     Exercise of warrants and options                                              584,572       5,846     657,869
     Conversion of debt                                                            353,459       3,534   2,148,442
     Debt acquisition costs                                                         90,000         900     188,100
  Private placement of preferred stock                              10,000,000      72,000         720    (230,720)
  Unrealized loss on marketable securities
  Net loss

  Balance, end of year                 $          0  $        0    $10,000,000  18,132,516    $181,325  $14,315,929


                                                                                                    UNREALIZED
                                                                                       TREASURY        LOSS ON
                                                                        ACCUMULATED      STOCK       MARKETABLE
                                                                         DEFICIT        AT COST     SECURITIES
Year ended May 31, 1995

Balance, May 31, 1994                                                   $(5,380,735)  $  (687,218)  $     0
Cash dividends on preferred stock:                                          (58,200)
Purchase of treasury stock                                                               (228,580)
Net income                                                                  144,228
  Balance, end of year                                                   (5,294,707)     (915,798)        0

  Year ended May 31, 1996
         (Restated)
  Cash dividends on preferred stock                                         (24,000)
  Implied dividend equal to intrinsic value of
    preferred stock conversion features                                  (1,228,000)
  Intrinsic value of debenture conversion features
  Treasury stock acquisitions                                                             (39,801)
  Common stock issued:
     Conversion of preferred stock
     Exercise of warrants and options
     Conversion of debt
     Debt acquisition costs
  Private placement of preferred stock
  Unrealized loss on marketable securities                                                           (3,152)
  Net loss                                                               (1,623,872)

  Balance, end of year                                                  $(8,170,579)   $  (955,599) $(3,152)






See notes to consolidated financial statements.
                                                   F-4

                    MEHL/BIOPHILE INTERNATIONAL CORPORATION
                 (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          YEAR ENDED MAY 31,
                                                         1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(1,623,872)       $144,228
  Adjustments to reconcile net income (loss) to  net
    cash provided by operating activities:
        Loss on sale of property and equipment                0        20,361
        Loss on sale of available for sale marketable
         securities                                           0         7,822
        Depreciation and amortization                   308,045       172,104
        Deferred taxes                                        0        48,386
        Changes for inventory write downs               186,675             0
        Provision for bad debts                         258,588       163,660
        Marketable securities received in payment
          of  preferred stock dividends and accounts
          receivable                                    (42,127)            0
        Interest expense equal to intrinsic value of
          debt conversion features                    1,033,000
        Interest paid with issuance of common stock      24,160             0
  Changes in operating assets and liabilities:
       Accounts receivable                             (111,173)      123,362
       Inventories                                      (38,420)     (103,904)
       Other operating assets                            (8,959)       50,448
       Accounts payable                                 124,155      (365,882)
       Accrued expenses                                  23,583       (88,430)
       Other operating liabilities                          350         2,400
Net cash provided by operating activities               134,005       174,555

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held to maturity marketable securities   (473,951)            0
  Increase in notes and loans receivable             (4,050,000)            0
  Proceeds from sale of discontinued operations               0       350,000
  Proceeds from sale of property and equipment                0         6,900
  Proceeds from sale of available for sale
    marketable securities                                     0        29,256
  Property and equipment acquisitions                      (579)      (11,856)
  Notes receivable repayments                           171,500       319,300
Net cash provided (used) by investing activities     (4,353,030)      693,600

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of:
     Convertible debentures                           3,000,000             0
     Series C Preferred stock, net of issuance costs  9,800,000             0
     Common stock, net of issuance costs                663,715             0
  Note repayment                                              0      (140,000)
  Preferred stock dividends paid                        (36,900)      (58,200)
  Treasury stock acquisitions                            (2,301)     (228,580)
Net cash (provided) by financing activities          13,424,514      (426,780)

CASH USED BY DISCONTINUED OPERATIONS                          0      (145,727)

INCREASE  IN CASH FOR THE YEAR                        9,205,489       295,648

CASH, beginning of year                                 633,509       337,861

CASH, end of year                                    $9,838,998      $633,509

See notes to consolidated financial statements.
                                         F-5

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
                (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                     YEAR ENDED MAY 31,
                                                              1996      1995


SUPPLEMENTAL SCHEDULES OF NON-CASH ACTIVITIES:

  Marketable securities received in payment of:

     Accounts receivable                               $     702   $   35,984

     Preferred stock dividends                         $  41,425

  Receipt of non-marketable securities as payment
   of notes receivable                                 $ 750,000

  Receipt of stock into treasury in payment of note
   receivable                                          $ 37,500

  Conversion of preferred stock into common stock      $485,000

  Conversion of debentures into common stock         $2,250,000

  Common stock issued as payment of:

     Debt and equity acquisition costs                $491,400

     Interest expense                                 $ 24,160

  Preferred stock dividend equal to intrinsic
   value of beneficial conversion features          $1,228,000

CASH FLOWS FROM DISCONTINUED ACTIVITIES ARE
  COMPRISED OF:

  Operating activities                                             $(145,727)
















See notes to consolidated financial statements.
                                      F-6

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

Revenue Recognition:
Sales and related cost of goods sold are recognized upon shipment to customers or as specified by terms of the related contracts.

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

The following reflects those assets effected by the change in accounting estimate:

                                                         Original    Adjusted
                                                         Estimated   Estimated
                                                           Useful     Useful
                                               Cost         Life        Life
  Production molds, included in
   machinery and equipment:
     Finally Free                           $146,000      5 years      3 years
     Finally Firm                             63,000      5 years   2.25 years
  Excess of cost over fair value
   of assets acquired                        $73,000     40 years     11 years

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

4.  SUBSEQUENT ACQUISITIONS: (continued)

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

The following unaudited proforma information shows the results of the Company's operations as if the SLS acquisition, accounted for as a purchase, and the Classy Lady merger, accounted for as a non-monetary exchange, had occurred at the beginning of each year:
                                                        Year Ended May 31,
                                                         1996          1995
  Operating revenues                                 $4,809,000    $5,040,000

  Net loss                                          $(3,497,000)    $(770,000)

  Loss per common share                                   $(.12)        $(.02)

The proforma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the transactions actually occurred at the beginning of the respective periods, or of results which may occur in the future.

5.  INVENTORIES:

At May 31, 1996, inventories consist entirely of personal care appliance finished goods.

6.  PROPERTY AND EQUIPMENT:

Property and equipment is comprised as follows:
                                                             ESTIMATED USEFUL
                                                               LIFE IN YEARS
  Machinery and equipment                       $ 677,836            2 - 7
  Furniture and fixtures                           69,562              7
                                                  747,398
  Less:  Accumulated depreciation and
   amortization                                  (741,470)
                                                $   5,928

Depreciation and amortization of property and equipment was $108,229 in 1996 (see Note 3) and $93,534 in 1995.

At May 31, 1996, fully depreciated machinery and equipment costing $210,000 was in use on a regular basis by the Company.

7.  ACCRUED EXPENSES:

Accrued expenses consist of the following:

  Professional fees                           $ 70,513
  Interest                                       8,384
  Royalties                                     20,099
  State franchise taxes                          9,120
  Other                                          4,280
                                              $112,396

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

The intrinsic value of the Series C preferred stock conversion feature, determined to be $1,228,000, has been charged to paid in capital and recorded as an implied dividend for the year ended May 31, 1996.

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

                                               NONQUALIFIED

  Year granted                                   1983-1989

  Option price per share                        $.41 - $1.44

  Year Ended May 31, 1995:
   Balance outstanding, beginning of year           75,000

  Year Ended May 31, 1996:
   Options exercised                               (75,000)

   Balance outstanding end of year                       0

                  MEHL/BIOPHILE INTERNATIONAL CORPORATION
                (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  NOTES AND LOANS RECEIVABLE:

Notes and loans receivable are comprised as follows:

  Note receivable, CDF Acquisition Corp. (CDF), principal
     balance of $150,000 plus accrued interest of $103,573 (1)   $  253,573

  Notes receivable, Classy Lady by Mehl of Puerto Rico, Inc.
     (Classy Lady), principal balance of $850,000 plus
     accrued interest of $10,491 (2)                                860,491

  Loans and advances, SLS (Wales) Limited (3)                     3,200,000
                                                                  4,314,064
Less current portion                                                105,625
                                                                 $4,208,439

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

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS: (continued)

At May 31, 1996, future annual minimum lease payments under these agreements are:

  Year Ending May 31,
           1997                          $  357,833
           1998                             248,541
           1999                             251,079
           2000                             258,060
           2001                             140,412
     Thereafter                             222,268
                                         $1,478,193

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


12.  INCOME TAXES:

The components of the provision for income taxes are as follows:

                                                  YEAR ENDED MAY 31,
                                                     1996           1995
  Current:
     Federal                                         $     0     $     0
     State                                                 0           0
                                                 $         0 $         0
  Deferred:
     Federal                                         $     0     $34,000
     State                                                 0      14,386
                                                 $         0     $48,386

The following is a summary of the tax effects of the significant temporary differences which comprise the Company's deferred tax asset at May 31, 1996:

    Bad debt reserve                              $147,700
    Depreciation                                    35,600
    Amortization of intangibles                    (26,500)
    Tax credit carryforwards                        66,000
    Loss carryforwards                           1,640,000
    Other                                            3,800
    Valuation allowance                         (1,866,600)
    Total Asset                             $            0

                 MEHL/BIOPHILE INTERNATIONAL CORPORATION
               (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.INCOME TAXES:  (continued)


As of May 31, 1996, the Company had federal net operating losses (NOL) and tax credit carryforwards, for income tax purposes, available as follows:
                                                      INVESTMENT  RESEARCH AND
  FISCAL YEAR OF                           FEDERAL        TAX      DEVELOPMENT
  EXPIRATION                                 NOL        CREDITS    TAX CREDITS

    1997-2001                              $        0     $81,000   $21,000
      2006                                  2,153,000           0         0
      2007                                    238,000           0         0
      2008                                    105,000           0         0
      2009                                  1,286,000           0         0
      2011                                    400,000           0         0

                                           $4,182,000     $81,000   $21,000

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

A reconciliation of the statutory U.S. Federal income tax rate and the effective income tax rate for the years ended May 31, 1996 and 1995 is as follows:
                                                           1996        1995
  Statutory Federal income tax rate                       (34.0%)      34.0%
  Increases (decreases) resulting from:
    State income taxes, net of Federal tax benefit                      4.9
    Amortization of intangible assets                       8.3        12.5
    Non-deductible life insurance expense                               3.0
    Increase (decrease) in federal deferred
     tax valuation allowance                               25.7       (32.0)
    Other                                                               2.7

  Effective tax rate                                        0.0%       25.1%

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



14.  RELATED PARTY TRANSACTIONS:

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

15.  CONVERTIBLE DEBENTURES:

During the year ended May 31, 1996, the Company issued, in aggregate $3,000,000 in convertible debentures which bear interest at 8%, are due March 31, 1997 and are convertible into common stock of the Company at a conversion price equal to the lessor of 80% of the average market price of the common stock, on the five trading days prior to conversion or $10.00. The debt agreement also provides conversion privileges to the debt holder for any unpaid interest amounts. The intrinsic value of the conversion feature, determined at $1,033,000, has been charged to paid-in-capital and interest expense for the year ended May 31, 1996.

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


16.  INVESTMENT IN MARKETABLE AND NON-MARKETABLE SECURITIES: (continued)

At May 31, 1996, amortized cost, market or estimated fair value and the cumulative unrealized holding loss on the Company's investment in marketable securities is summarized as follows:

                                                      Market or   Cumulative
                                          Amortized   Estimated   Unrealized
                                            Cost     Fair Value   Holding Loss
Available for Sale
Equity Securities                          $  42,127   $ 38,975     $(3,152)
Held-to-Maturity
U.S. Treasury obligations, maturing
 July 5, 1996                               $477,690   $477,682    $     (8)


17.  RESTATEMENT OF FINANCIAL STATEMENTS:

In May 1997, the Company was notified by the Securities and Exchange Commission (SEC) that the manner with which the Company had accounted for its issuance of convertible preferred stock and debentures was inconsistent with the views of the SEC's accounting staff. In a letter to the Emerging Issues Task Force of the Financial Accounting Standards Board in March of 1997, the SEC had formalized their interpretation of the application generally accepted accounting principals with regard to accounting for the issuance of securities with "beneficial conversion features".

The accompanying financial statements have been restated to conform to the SEC position in this regard. As a result of the restatement, interest expense and preferred stock dividends increased by $1,033,000 and $1,228,000, respectively. Additional paid-in capital has been increased by $2,261,000 to reflect the intrinsic value of the beneficial conversion features of Series C convertible preferred stock and convertible debentures (see Notes 8 and 15).

The Company's net loss, loss per common share and loss applicable to common stock for the year ended May 31, 1996, as originally reported and as restated are as follows:

                                                 Increase
                                                 Resulting
                                  As Originally     From          As
                                     Reported     Restatement      Restated

Net income (loss)                  $(590,872)    $(1,033,000)   $(1,623,872)

Net income (loss) per common share $    (.05)    $      (.16)   $      (.21)

Income (loss) applicable to
 common stock                      $(635,705     $(2,261,000)   $(2,896,705)


                                    F16

                                     SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 4, 1997



                                       MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                       (Registrant)





                                       By:  (s) Thomas L. Mehl, Sr.
                                       Thomas L. Mehl, Sr.
                                       Chairman of the Board,
                                       President and Chief Executive Officer

                   MEHL/BIOPHILE INTERNATIONAL CORPORATION
                 (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
       (11) STATEMENT RE:  COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE



Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share:

                                                      YEAR ENDED MAY 31,
                                                     1996           1995

PRIMARY:

  Weighted average number of shares
    outstanding                                  14,075,207      14,345,234

  Assumed exercise of common stock
    warrants and certain stock options
    based on average market value                         0               0

  Weighted average number of shares used
    in primary per share computations            14,075,207      14,345,234



FULLY DILUTED:

  Weighted average number of shares
    outstanding                                 14,075,207       14,345,234

  Assumed conversion of Series A
    cumulative convertible stock                         0                0

  Assumed conversion of 1985 Series
    cumulative convertible stock                         0                0

  Assumed conversion of Series C cumulative
    convertible stock                                    0                0

  Assumed conversion of convertible debentures           0                0

  Assumed exercise of common stock
    warrants and certain options
    based on higher of average or
    closing market price                                 0                0

  Weighted average number of shares
    used in fully diluted per share
    computations                                14,075,207       14,345,234

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                  (FORMERLY SELVAC CORPORATION) AND SUBSIDIARY
      (11) STATEMENT RE:  COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE



                                                          YEAR ENDED MAY 31,
                                                           1996       1995

Weighted average number of shares outstanding:

    Primary                                            14,075,207   14,345,234

    Fully diluted                                      14,075,207   14,345,234

Primary:

  Net income (loss)                                   $(1,623,872)   $144,228
  Paid and cumulative undeclared preferred
   stock dividends                                        (44,833)    (58,200)
  Implied dividend equal to intrinsic value of
   preferred stock conversion features                 (1,228,000)          0

  Net income (loss) applicable to common stock        $(2,896,705)    $86,028


Net income (loss) per share                          $       (.21)    $   .01


For the above years, earnings per share, assuming full dilution, has not been presented since the effect would be antidiluting.