Form 10QSB/A
period 1997-02-28
MEHL BIOPHILE INTERNATIONAL CORP
filed 1997-09-10
CIK 726608

                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               Form 10-QSB/A
                             Amendment Number 1

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


                                   * * * *

PART I.  FINANCIAL INFORMATION                ITEM 1.  FINANCIAL STATEMENTS

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                   FEBRUARY 28, 1997
                                      (RESTATED)

                                         ASSETS

CURRENT ASSETS:
  Cash and equivalents                                          $11,034,349
  Accounts receivable, net of allowance for doubtful
   accounts of $654,137                                             478,353
  Inventories                                                     3,856,300
  Current portion of note receivable                                 50,000
  Other current assets                                              570,141
      Total current assets                                       15,989,143
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $1,085,622                                                    1,608,136
PATENTS AND PATENT RIGHTS, net of accumulated amortization
 of $1,388,292                                                    4,075,088
LOANS AND ADVANCES                                                  523,077
NOTES RECEIVABLE, net of current portion                             50,000
OTHER ASSETS                                                        974,371
                                                                $23,219,815


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $ 2,500,256
  Accrued expenses                                                1,842,806
       Total current liabilities                                  4,343,062

MINORITY INTEREST IN SLS BIOPHILE LTD                                     0

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value, $1,000 stated value, authorized-200,000 shares:
      Series C, 5% cumulative convertible;
        Issued and outstanding-2,231 shares                       2,231,000
      Series D, 5% cumulative convertible;
        Issued and outstanding-10,000 shares                     10,000,000
Common stock, $.01 par value, 60,000,000 shares
  authorized, 46,218,260 shares issued                              462,183
Additional paid-in capital                                       23,999,400
Accumulated deficit                                             (16,837,334)
Foreign currency translation adjustment                             (22,897)
                                                                 19,832,352
Treasury stock, at cost, 2,474,959 common shares                   (955,599)
    Total stockholders' equity                                   18,876,753
                                                                $23,219,815






See notes to condensed consolidated financial statements.
- -3-

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)



                                                     NINE MONTHS ENDED
                                                 FEBRUARY 28,  FEBRUARY 29,
                                                     1997        1996
                                                 (RESTATED)

OPERATING REVENUES                              $ 2,420,027   $ 1,596,312

COST OF REVENUES                                  1,601,035       950,698

GROSS MARGIN                                        818,992       645,614

OPERATING EXPENSES:
  Selling, general and administrative              6,616,518      935,183
  Research an development                          1,484,013            0
  Interest                                            23,829            0
                                                   8,124,360      935,183

                                                  (7,305,368)    (289,569)
OTHER INCOME (LOSS):
  Investment income (loss)                          (396,721)      87,767
  Other                                                    0       72,728

MINORITY INTEREST IN LOSS OF SUBSIDIARY                    0            0


NET LOSS                                          $(7,702,089) $ (129,074)

NET LOSS PER COMMON SHARE                          $     (.21) $     (.01)

LOSS APPLICABLE TO COMMON STOCK                   $(8,666,655) $ (159,224)



WEIGHTED AVERAGED NUMBER OF COMMON SHARES
 OUTSTANDING DURING PERIOD                         41,070,724    13,937,595

















See notes to condensed consolidated financial statements.
- -4-

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)



                                                    THREE MONTHS ENDED
                                                 FEBRUARY 28,  FEBRUARY 29,
                                                     1997        1996
                                                   (RESTATED)



OPERATING REVENUES                                $   582,829    $  530,210

COST OF REVENUES                                      660,493       325,069

GROSS MARGIN (LOSS)                                   (77,664)      205,141

OPERATING EXPENSES:
  Selling, general and administrative               3,250,366       423,117
  Research and development                            790,234             0
  Interest                                              5,127             0
                                                    4,045,727       423,117

                                                   (4,123,391)     (217,976)
OTHER INCOME:
  Investment income (loss)                            (98,848)       55,422
  Other                                                     0        72,728
  Minority interest in loss of subsidiary                   0             0

NET LOSS                                          $(4,222,239)   $  (89,826)

NET LOSS PER COMMON SHARE                         $     (.12)   $     (.01)

LOSS APPLICABLE TO COMMON STOCK                   $(4,950,980)   $  (99,876)






WEIGHTED AVERAGED NUMBER OF COMMON SHARES
 OUTSTANDING DURING PERIOD                         41,908,399    14,114,735














See notes to condensed consolidated financial statements.
- -5-

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                 FEBRUARY 28,  FEBRUARY 29,
                                                     1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(7,702,089)  $(129,074)
  Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
      Provision for bad debts                           310,721           0
      Depreciation and amortization                     706,763     193,831
      Non marketable securities                         792,127           0
      Marketable securities received as payment of
        preferred stock dividends                             0     (41,425)
  Changes in operating assets and liabilities:
      Accounts receivable                               255,781      40,969
      Inventories                                    (3,253,805)     33,671
      Other operating assets                         (1,390,010)    (17,197)
      Accounts payable                                1,800,562      97,572
      Accrued expenses                                1,255,953      (7,850)

      Net cash provided (used) by operating activities (7,223,997)  170,497

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities           477,690           0
  Notes receivable repayments                            50,000     171,500
  Increase in notes, loans and advances                (523,077)   (300,000)
  Property and equipment acquisitions                (1,495,566)       (580)

     Net cash used by investing activities           (1,490,953)   (129,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note repayments                                      (100,898)          0
  Preferred stock dividends paid                       (312,061)    (36,900)
  Proceeds from issuance of:
    Common stock                                        295,620           0
    Preferred Stock                                  10,000,000     209,250
  Treasury stock acquisitions                                 0      (2,301)

      Net cash provided by financing activities       9,882,661     170,049

EFFECT OF EXCHANGE RATE ON CASH                          27,640           0

INCREASE IN CASH FOR THE PERIOD                       1,195,351     211,466

CASH, beginning of period                             9,838,998     633,509

CASH, end of period                                 $11,034,349   $ 844,975






See notes to condensed consolidated financial statements.
- -6-

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

                                                     $2,489,672

Components of acquired businesses, in
   aggregate, are as follows:
      Accounts receivable                            $  534,448
      Inventories                                       204,748
      Property and equipment                            222,952
      Patents and patent rights                       4,559,708
      Other assets                                        4,188
      Accounts payable and accrued expenses          (1,028,515)
      Current portion of notes and loans             (1,119,838)
      Long-term debt                                   (804,885)
      Other liabilities                                 (83,134)
                                                     $2,489,672

Notes, loans and advances used to
   retire debt of acquired business                 $1,253,620

Issuance of common stock:
   Conversion of debt, net of unamortized
     issue costs of $35,022                          $  714,978
   Payment of accrued interest                       $   16,439
   Conversion of preferred stock                     $7,769,000  $  150,000

Receipt of non-marketable securities
   as payment of note receivable                                 $  750,000

Receipt of stock into treasury
   in payment of note receivable                                 $   37,500

Receipt of marketable security as
   payment of preferred stock dividend                           $   41,425

Preferred stock dividend equal to intrinsic value of
   beneficial conversion feature                     $  625,000





See notes to condensed consolidated financial statements.

- -7-

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

2.  BUSINESS ACQUISITIONS:
On June 4, 1996, in a transaction accounted for as a purchase, the Registrant acquired, in the aggregate, 81% of the outstanding capital stock of SLS (Wales) Limited, a privately held Welsh company ("SLS") engaged in developing, manufacturing and selling lasers primarily in the field of hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of 1,255,000 pounds sterling (approximately $1.9 million) and the issuance of 25,044 shares of the Company's Common Stock. SLS holds patents pending in the field of laser depilation. In accordance with the terms of the agreement, funds of approximately $1,300,000, advanced by the Company to SLS, were used to retire existing SLS debt. In recording the purchase, the carrying value of SLS patent and patent rights was increased by $3,214,000.

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

- -8-

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

The intrinsic value of the Series D preferred stock beneficial conversion feature, determined to be $625,000, has been charged to paid-in capital and recorded as an implied dividend for the nine and three months ended February 28, 1997.


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


- -9-

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

- -10-

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


8.  RESTATEMENT OF FINANCIAL STATEMENTS:

The financial statements included herein have been restated to reflect the intrinsic value of the Series D preferred stock beneficial conversion features which has been charged to additional paid-in capital with corresponding implied dividend.

Additionally the fair value of the SLS patents and patent rights were reduced by $623,000 as not to reflect a "step up" in those assets attributable to the SLS minority shareholders. As a result of these restatements, loss applicable to common stock for the nine and three months ended February 28,1997, increased by $911,000 and $735,000, respectively. Net loss per common share increased by $.02 for both periods.





- -11-

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

LIQUIDITY AND CAPITAL RESOURCES:

At February 28, 1997, the Company's cash balance of $11,034,349 represented an increase of $1,195,351 from May 31, 1996.

Cash was used to fund the Company's operations, preferred stock dividend payments, advances to prospective acquisition candidates and the purchase of equipment and inventory. Included in the purchase of property, plant and equipment was $717,469 for computer equipment used in the Company's design and development activities, a booth used for marketing trade shows, and miscellaneous office and plant equipment. Also included was $778,097 for lasers shipped during the period to revenue sharing partners. As of February 28, 1997 the Company has no firm purchase commitments for additional property, plant and equipment. The cash used was offset by a private placement of convertible preferred stock which generated $10,000,000.

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



- -12-

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

RESULTS OF OPERATIONS:

During the current fiscal year, the Company has gone from being a single consumer product company with declining sales to a multifaceted technology company engaged in laser hair removal on a global basis. This change has necessitated an increase in administrative employees, legal expenses, patent fees, and travel expenses. Additionally, the Company is dramatically increasing its sales and marketing capabilities in order to support the global introduction of the hair removal lasers. The increased selling, general and administrative expenses have amounted to a total of $6,616,518 for the nine months ended February 28, 1997. At the same time, the Company has commenced a program to license its lasers to revenue sharing partners wherein physicians will oversee the hair removal services. The licensing program began internationally in October 1996 but could not begin in the United States until marketing clearance was received from the Food and Drug Administration (FDA). The market clearance was received March 13, 1997. Under these licensing arrangements, the Company will provide its partners with the use of a laser, training and maintenance and will receive a percentage of the gross revenue generated by the laser hair removal treatments. Revenues will increase as lasers become operational.

The company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to commercialize its current laser hair removal business plan and fund ongoing operations. The Company believes that the cash generated to date from its financing activities will be sufficient to satisfy its working capital requirements through at least the next six months. However, there can be no assurance that events in the future will not require the Company to seek additional financing sooner. The Company continues to investigate several financing alternatives, including strategic partnerships, bank financing, private debt and equity financing and other sources. The Company believes it has adequate cash reserves or it will be successful in obtaining additional financing in order to fund current operations in the near future.

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

Selling, general and administrative expense for the nine months ended February 28,1997 were $6,616,518, an increase of 608% over the $935,183 for the nine months ended February 29, 1996. For the three months ended February 28, 1997 selling, general and administrative expense was $3,250,366 an increase of 668% over the $423,117 for the three months ended February 29,1996. The increased selling, general and administrative expense is attributable to the merger with Classy Lady and the acquisition of SLS which required the Company to increase its expenditures on administrative staff, legal expense, patent fees, and travel, and increased depreciation and amortization which does not present a meaningful comparison to prior periods.

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

Net loss for the nine and three months ended February 28, 1997 were $7,702,089 and $4,222,239 respectively as compared to losses of $129,074 and $89,826 for the corresponding periods of the previous year. The increased losses resulted from the factors discussed above.






- -13-

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


























- -14-

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










- -15-

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















- -16-

                                             SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   MEHL/BIOPHILE INTERNATIONAL CORPORATION




DATE:  September 5, 1997     BY: (s) Thomas L. Mehl, Sr.
                                     Thomas L. Mehl, Sr.
                                     Chairman of the Board and
                                     Chief Executive Officer



       September 8, 1997     BY: (s) Timothy Chapple
                                     Timothy Chapple
                                     Principal Financial and
                                     Accounting Officer





















- -17-

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






- -18-

                        MEHL/BIOPHILE INTERNATIONAL CORPORATION
         Exhibit (11) Statement re:  Computation of Net Income Per Common Share
                                      (Unaudited)

                                      (Continued)

                                         NINE MONTHS ENDED        THREE MONTHS ENDED
                                    FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,
                                       1997          1996          1997           1996


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

  Primary                              41,070,724   13,937,595   41,908,399   14,114,735

  Fully diluted                        41,070,724   13,937,595   41,908,399   14,114,735

PRIMARY:
  Net loss                            $(7,702,089) $  (129,074) $(4,222,239) $   (89,826)
  Paid and cumulative undeclared
    preferred stock dividends            (339,566)     (30,150)    (103,741)     (10,050)
  Implied dividend equal to intrinsic
    value of preferred stock beneficial
    conversion features                  (625,000)                  (625,000)

  Net loss applicable
    to common stock                   $(8,666,655)  $ (159,224)  $(4,950,980)  $ (99,876)

  Net loss per share                  $     (.21)  $      (.01) $      (.12)   $    (.01)


FULLY DILUTED:


  Net loss per share                  $      *     $       *    $        *   $         *



*Not calculated as the effect would be anti-dilutive.




















- -19-
