Form 10KSB
period 1997-05-31
MEHL BIOPHILE INTERNATIONAL CORP
filed 1997-09-11
CIK 726608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11969
                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               22-2408186
(State or other jurisdiction  of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               4127 N.W. 27th Lane
                           Gainesville, Florida 32606
                    (Address or principal executive offices)

       Registrant's telephone number, including area code: (352) 373-2565

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year.    $3,594,899

The approximate aggregate market value of the voting stock of the Registrant held by nonaffiliates of the Registrant as of August 22, 1997 (based upon the closing sale prices as reported by the Nasdaq Stock Market, Inc.) was approximately $60,711,771.

The number of shares outstanding of the Registrant's class of common stock, as of August 22, 1997 is 43,993,301.

                                     PART I

ITEM 1. BUSINESS

A. OVERVIEW

Mehl/Biophile International Corporation (the "Company") is a technology transfer company presently concentrating on patented hair removal and cosmetic dermatological products . The Company also makes early stage investments in core technologies and companies that management believes are strategic to the Company's business. The Company's initial focus is on removal of unwanted hair through use of cosmetic lasers and consumable multiple hair removal systems.

The Company's short term goals focus on removal of unwanted hair in revenue sharing licenses with physicians worldwide. The Company's medium term focus will be to license other laser cosmetic applications to the Company's licensed partners for treatment of skin resurfacing, wrinkles, leg veins, pigmented lesions, port wine stains and other cosmetic procedures. In addition, the Company desires to become the dominant company with both professional laser hair removal as well as consumer hair removal technologies on a worldwide basis, providing multiple options for consumers. Longer term goals involve industrial laser applications and other related technologies.

HISTORICAL DEVELOPMENT

The Company, formerly Selvac Corporation ("Selvac"), is the result of the merger on June 4, 1996 of Classy Lady by Mehl of Puerto Rico, Inc., a privately-held Puerto Rico company ("Classy Lady"), with a subsidiary of Selvac (the "Merger"). In consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady. As a result of the Merger, the former Classy Lady shareholders owned a majority of the outstanding Common Stock of the Company, thereby resulting in a change of control of the Company.

In exchange for the issuance of the shares of the Company issued pursuant to the Merger, the Company obtained all of the stock of Classy Lady, which owns the exclusive licensing rights granted to Classy Lady by Dr. Nardo Zaias for a laser hair removal technology and by Thomas L. Mehl, Sr. for a radio frequency and direct current multiple hair removal technology. Upon completion of the Merger, all of the assets and liabilities of Classy Lady became the property of the Company's wholly owned subsidiary (now named Mehl Technologies, Inc.), and the separate corporate existence of Classy Lady ceased.

The Merger was completed in accordance with the terms of the Second Amended and Restated Agreement and Plan of Merger dated as of June 4, 1996 (the "Merger Agreement"). Pursuant to the Merger Agreement, (i) the name of the Company was changed to MEHL/Biophile International Corporation, (ii) Thomas L. Mehl, Sr. ("Mehl"), the president and a principal shareholder of Classy Lady, was elected as Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and (iii) the Board of Directors of the Company was expanded to seven members, five of whom were designated by Mehl.

On June 4, 1996 the Company completed the purchase of capital stock representing in the aggregate of 81% interest in SLS (Wales) Limited, a privately held Welsh company which has been renamed SLS Biophile Limited ("SLS"), engaged in developing, manufacturing and selling lasers for dermatologic use, including hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of 1,255,000 pounds sterling (approximately $1.9 million) and the issuance of 25,044 shares of the Company's Common Stock. The consideration paid was based upon arms-length negotiations between the Company and the holders of the SLS shares. SLS holds patents pending, invented by Marc Clement, Ph.D, which are compatible with the Zaias patent exclusively licensed to the Company's wholly owned subsidiary in the field of laser depilation. SLS has been developing and clinically evaluating laser depilation technology since 1993 and presently manufactures its CHROMOS 694 "long pulse" ruby laser depilation system.

On March 13, 1997 the Company completed the purchase of capital stock representing in the aggregate of 75% interest in Integrated Technologies Research Limited, a privately held Welsh company which will be renamed ITR Biophile Limited ("ITR"). ITR engages in the research and development of software and related hardware in the following areas: 1) laser scanning systems,
2) laser marking systems, 3) adaptive "Smart Card" read/write technologies, and
4) other highly sophisticated related technological areas. ITR was the originator of the present scanning system and smart card technologies utilized in the CHROMOS 694 Ruby Laser. The shareholders of ITR received 250,000 shares of the common stock of the Company for the 75% interest in ITR.

Prior to the Merger and the SLS and ITR acquisitions, the Company's principal activities consisted of the manufacturing and distribution of the Finally Free hair removal system.

LASER TECHNOLOGY

In December 1995, Classy Lady entered into a License Agreement with Dr. Nardo Zaias (the "Zaias License") pursuant to which Dr. Zaias granted to Classy Lady an exclusive license to make, use and sell products incorporating the laser method of hair removal invented by Dr. Zaias and which is represented by U.S. Patent No. 5,059,192 dated October 22, 1991 (the "Zaias Patent").

The Zaias Patent is directed to a method of hair depilation using a laser to substantially destroy hair follicles. The method uses a pulse of laser energy of a wavelength that is readily absorbed by melanin, a pigment found within the hair in the papilla at the base of the hair follicle and the stem cells. The laser energy is applied substantially vertical over the hair follicle opening, and has a radiant exposure dose of sufficient energy and duration to damage the papilla to prevent hair regrowth while avoiding scarring surrounding skin.

In consideration for granting the exclusive license, Classy Lady agreed to issue Dr. Zaias 5,000 shares of Classy Lady Common Stock, pay to Dr. Zaias $100,000 prior to June 3, 1996 and pay to Dr. Zaias a royalty of $1,000 on each laser placed in the United States in connection with the laser hair removal invention covered by the above patent. Classy Lady also agreed to pay Dr. Zaias a minimum royalty of $50,000 per year.

The Zaias Patent is compatible with the SLS patents pending, invented by Marc Clement, Ph.D. in the field of laser depilation. SLS designs, develops, manufactures and distributes opto-electronic based solutions to problems in healthcare and industry. Its core discipline is that of opto-electronics, the application of light to solve problems. SLS has developed several highly complex machines for healthcare applications which contain advanced hardware and software control systems, and sophisticated thermal, mechanical and optical design. SLS believes that these technologies may be utilized for other industrial sectors.

SLS has focused primarily on the application of lasers in plastic surgery, dermatology and cosmetic applications. Its current focus is the area of hair depilation, the removal of unwanted body hair. SLS was formed in 1992 to complete the management buy-out in May 1992 of Shanning Laser Systems Limited ("Shanning"). After its acquisition by the Company in June 1996, SLS changed its name to SLS Biophile Limited in August 1996.

Shanning entered the healthcare market in 1988, when it developed its SIRIUS range of carbon dioxide lasers. The product range was successful and received numerous design awards including the Prince of Wales Award for Innovation. In August of 1990, at the request of the United Kingdom's Secretary of State for Health, Shanning developed a dye laser to treat vascular lesions, known as the CHROMOS 585, which was fully developed and tested by the first quarter of 1992. The CHROMOS 585 has full approval for sale in the European markets and SLS has sold 68 CHROMOS 585 lasers to date. Dye lasers utilize complex chemicals in a liquid state as the laser medium. Dye lasers are considered one of the most complex laser technologies, incorporating sophisticated mechanical, optical and chemical design, together with the advanced hardware and software demand. The CHROMOS 585 is covered by two United Kingdom patents pending protecting the concept of using the sharp pulse and multiple beam thermolysis. These patents pending provide coverage in all countries which are party to the Patent Convention Treaty ("PCT").

In 1992 SLS decided to develop technology capable of depilation. In 1993, following extensive mathematical and computer modeling, system design and clinical trials, SLS filed its first laser depilation patent, which is compatible with the Zaias Patent exclusively licensed to the Company.

SLS has been developing and clinically evaluating laser depilation technology since 1993 and presently manufactures its CHROMOS 694 "long-pulse" ruby laser depilation system. The CHROMOS 694 long pulse ruby laser is designed to remove unwanted hair on any part of the body using a relatively pain free process. This is undertaken over a course of treatments and initial tests suggest permanency can be achieved. Laser energy is deposited in hair and then converted to thermal energy, i.e. heat. The optical parameters of the laser (wavelengths, energy, energy density and, importantly, pulse duration) have been carefully selected to destroy, in a controlled manner, the stem cells which control hair growth. SLS has filed a patent to protect the concept of illuminating tissue with a range of wavelengths which penetrate the surface of the skin and target the melanin in the hair deep beneath the surface. Protection is throughout the PCT and other countries. The Company believes that the SLS patent, if granted, will give the Company a very strong commercial position in this substantial market.

The Company was informed in May, 1997 that the patent application had been accepted by the New Zealand Patent Office and that the application would proceed to grant in August 1997.

SLS has entered into an exclusive manufacturing agreement to provide the CHROMOS 694 ruby laser and has granted an exclusive license to market the CHROMOS 694 ruby laser to the Company. The Company has granted a sublicense to market the CHROMOS 694 ruby laser to its wholly owned subsidiary, Mehl Group Marketing, Inc. ("MGMI"), a Puerto Rico corporation formed on November 15, 1996. MGMI was formed to market and distribute the CHROMOS 694 ruby laser. In addition, the Company's wholly owned subsidiary, Mehl Technologies, Inc., has granted a license to market products incorporating the laser method of hair removal invented by Dr. Zaias to MGMI. MGMI enters into licensing arrangements with physicians, clinics and hospitals in exchange for coordinating all aspects of marketing, deployment, training and service for the CHROMOS 694 ruby lasers.

The Company intends to significantly expand its development, manufacturing and deployment of laser systems throughout the world. The Company, either directly or through its subsidiaries, intends to continue distributing its products through licensing arrangements with physicians, clinics and hospitals which will provide ongoing revenues to the Company and the opportunity to provide new technology developed by SLS to its licensees. As of May 31, 1997 MGMI had 31 lasers under licensing agreements worldwide. These lasers generated $816,000 of total revenue during the fourth quarter of 1997, of which MGMI's portion was $228,000. As of August 7, 1997, MGMI had placed an additional 32 lasers under licensing agreements, including 18 lasers in the United States. In addition, as of August 7, 1997 MGMI had a backlog of 27 lasers to place under signed licensing agreements with installation scheduled upon completion of appropriate training sessions, including 24 lasers for installation in the United States. As of August 7, 1997, the Company had in excess of 2,000 applications for potential licensing agreements.

The method utilized by the Company's laser hair removal technologies differs from other techniques for hair removal in both convenience and simplicity. It offers an alternative to the sometimes painful and time consuming process of electrolysis which reportedly accounts for over $1 billion in revenues annually. Unlike other techniques, the Company's method using the CHROMOS 694 laser does not require pre-treatments such as waxing or the use of messy lotions. The Company believes that physicians who are seeking alternative sources of revenue due to the cost containment policies of managed care organizations provide a market opportunity for the Company's products. The Company is forming alliances with physicians in licensing arrangements whereby the physicians will oversee the provision of hair removal services in doctors offices, clinics and hospitals while the Company will employ marketing strategies to increase awareness about this service and its available locations. The Company believes that its arrangements with physicians providing wide access to consumers coupled with the simplicity of the method will allow for expansion of the hair removal market.

CONSUMER PRODUCTS

      FINALLY FREE

Prior to the Merger and subsequent acquisitions, the Company's principal activities consisted of the manufacturing and distribution of the Finally Free hair removal system.

On April 22, 1985, the Company acquired all of the outstanding capital stock of
(a) The Mehl International Corporation ("MIC") and (b) Nutrolysis International Corporation ("Nutrolysis") for 1,000,000 and 100,000 shares, respectively, of common stock of the Company. Certain additional cash payments were made, and royalty payments of 2% of net Finally Free Hair Remover ("Finally Free") worldwide sales collections were, until November 1996, made to the stock holders of MIC. As part of the acquisition, the Company was assigned the rights to an exclusive Licensing Agreement with Thomas L. Mehl, Sr., the inventor of Finally Free, for the licensed patent rights to his invention. The agreement calls for payments of $1.50 per unit royalty for the first 500,000 units and $1.00 per Finally Free unit thereafter for the life of the patents, which expired in November 1996. All royalties are based on net unit sales. Royalty expense paid to the shareholders of MIC under the agreements for fiscal years ended May 31, 1997, 1996, 1995, was approximately $92,345, $39,000 and $53,000, respectively. An additional 100,000 shares of common stock of the Company were issued by the Company to an investment banker for services in connection with the acquisition. MIC was the owner of the Finally Free hair removal appliance described below.

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

Finally Free has represented the single largest part of the Company's sales since its acquisition. The uncertainty raised by the FDA situation caused the Company to look toward its foreign markets for new marketing opportunities. Hair removal is practiced worldwide, and the Company moved aggressively to open new markets, distributors, and sources of supply. The Finally Free sales base has shifted to international distribution primarily in Canada, England, Japan, Australia, Spain, and Korea. Production of the Finally Free is through a single manufacturer in the United Kingdom. The Company filed a 510(k) application for the Finally Free product on July 17, 1997. Currently, the Company is awaiting a response from the FDA.

Total consumer products sales, entirely export sales, amounted to $2,087,909, $2,351,945 and $2,744,620 in 1997, 1996 and 1995, respectively. Finally Free sales represented 98%, 97% and 99% of total consumer products sales in 1997, 1996 and 1995 respectively. The 1997 export sales were $1,796,000 to Japan and $166,000 to Europe. The 1996 export sales were $2,083,000 to Japan and $184,000 to Europe. The 1995 export sales were $2,090,000 to Japan and $322,000 to Europe.

Sales to major customers as a percentage of total sales for the Company's consumer products division were as follows:

                              1997        1996        1995
                              ----        ----        ----
      Ikeda Corporation        86%         89%         76%
      Impromedia S.L.                                  10%

Although the Company anticipates that income from laser hair removal technologies will comprise the principal source of the Company's revenues, at present any substantial decrease in sales to Ikeda Corporation would have a significant detrimental impact on the Company's operations and financial condition.

The consumer products division has elected not to manufacture its products directly. The Company owns molds from which the plastic parts are produced as well as some of the production equipment and uses one primary vendor for the actual assembly work. This vendor is not under contract and numerous alternative vendors are available to produce the Company's products. No unusual quality control, production or delivery problems have been encountered with the current supplier.

The sales order backlog for the consumer products division at any point in time is negligible. Orders are shipped from inventory as received and are based upon purchase orders.

      CLASSY LADY

In December 1995, Classy Lady also entered into a License Agreement with Thomas
L. Mehl, Sr. ("Mehl License") pursuant to which Mr. Mehl granted to Classy Lady an exclusive license to make, use and sell the following products:

      - a method and system for the removal of multiple hairs invented by Mr. Mehl represented by U.S. Patent No. 5,470,332 dated November 28, 1995 ("Mehl Patent");

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

The hair removal system licensed by Classy Lady from Thomas L. Mehl, Sr. has also received patent protection in the European Community and a Canadian patent for such system was granted in February 1996. These patent rights are also exclusively licensed by Classy Lady together with the U.S. patents described above. Patent applications are pending in approximately 50 additional foreign countries.

In consideration for the grant of the exclusive license, Classy Lady agreed to pay Mehl a royalty of 5% of the wholesale price of all products covered by the above patents sold by Classy Lady or its distributors worldwide. Under the Mehl License, Classy Lady agreed to pay Mehl a minimum annual royalty of $50,000. 10% of all royalty payments due to Mehl are to be paid to Classy Lady's patent law firm of Schlesinger, Arkwright & Garvey (SA&G") until the aggregate of such payments to SA&G reaches $1 Million.

Mr. Mehl and Dr. Zaias have each agreed to share with the other a portion of the royalty revenues derived from the License Agreements described above. Accordingly, 25% of all payments to be made to Mr. Mehl under his license agreement are to be paid to Dr. Zaias until such time as Dr. Zaias notifies Classy Lady that Mr. Mehl is no longer obligated to make such payments and 50% of all royalty payments due to Dr. Zaias are to be paid to Mr. Mehl.

The Company is currently in the process of developing the consumer multiple hair removal patch for commercial introduction.

      FINALLY FIRM

After several unsuccessful marketing attempts for the Finally Firm Facial Toning System ("Finally Firm"), the Company discontinued this product line during 1997. Sales of Finally Firm accounted for less than 5% of total revenues for each of the past three years.

LIL JOINT VENTURE

On December 19, 1995, Classy Lady executed a Joint Venture Formation Agreement with Laser Industries ("LIL"), an Israeli corporation engaged in the development and sale of lasers for medical purposes. Under the terms of this agreement, Classy Lady and LIL formed a new corporation, Sharplan 2000, Inc. ("Sharplan"), owned 50% by Classy Lady and 50% by LIL but having all directors appointed by LIL. The purpose of the joint venture is to obtain FDA approval for the marketing of the laser hair removal invention covered by the Zaias patent and to develop, market and sell products and services derived therefrom. Classy Lady agreed to contribute a sublicense of the Zaias License to Sharplan and agreed that it will issue no more than one other sublicense of the Zaias License. In June 1996, LIL announced that it had filed a 510(k) application with the FDA for clearance to market through Sharplan Lasers, Inc., a separate subsidiary of LIL, the EpiTouch ruby laser in the United States for hair removal. On March 7, 1997 the FDA granted clearance for Sharplan Lasers, Inc. to market the EpiTouch ruby laser in the United States for hair removal.

 On December 5, 1996, the Company commenced an arbitration with the American Arbitration Association in New York, New York to terminate the joint venture. The Company is basing this action on a dispute concerning the nature of technological and financial contributions to be made to the joint venture by LIL and an additional dispute concerning whether LIL utilized technology within the joint venture which was in fact developed by SLS prior to the purchase by the Company of a controlling interest in SLS in June, 1996. See "Item 3. Legal Proceedings."

COMPETITION

      MARKET

It is estimated that approximately 80 million women in the United States use alternative methods of hair removal. The market may be divided into three different hair removal categories based upon the length of time for reappearance of hair. Short term methods may employ shaving, chemical depilation liquids and creams, which are low cost but require frequent use. Moderate term methods, i.e. plucking or waxing, may last several weeks but may cost more and be painful. The most common method used for long term hair removal is electrolysis. This technique requires a needle-like probe to be inserted into each individual hair follicle to deliver an electric pulse of energy, which can be a painful, time-consuming and costly process.

Re-treatments may be required as permanent hair removal may be achieved in as few as 40% of disabled hair follicles after the first treatment. Given this situation, electrolysis typically is limited to small body area locations. The American Electrology Association estimates that in the United States approximately one million people per year use electrolysis and that the market generates approximately $1 billion annually. The Company believes the market for removal of unwanted hair may substantially increase with the introduction of a less painful, more efficient process for hair removal.

      LASER TECHNOLOGY

The Company is aware of at least two other companies in the United States engaged in laser hair removal, Thermolase Corporation ("Thermolase") and Palomar Medical Technologies, Inc. ("Palomar"). Thermolase has received 510(k) clearance form the FDA to market services using its laser technologies. Palomar has received 510(k) clearance for its Epilaser(TM) technology for dermatological uses, but not including use of the laser hair removal application, and the Company is not aware of Palomar's current plans to commercialize its laser hair removal technology. Both Thermolase and Palomar are substantially larger than the Company in terms of financial, marketing and research and development resources. The Company believes, however, that its technology is superior to that of both Thermolase and Palomar in terms of effectiveness, reduced pain and permanency. The Company further believes it has extremely strong patent rights under the Zaias Patent and the SLS patent pending which will substantially increase its ability to compete with these companies.

The Company's laser hair removal technology will also be competitive with conventional hair removal providers such as electrolysis and other temporary hair removal products such as waxes, creams and depilatories.

      CONSUMER PRODUCTS

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

UNITED STATES GOVERNMENT REGULATION

      LASER TECHNOLOGY

As with any manufacturer of medical devices, the testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act ("FDCA"), and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, replacement or refund of the cost of any device manufactured or distributed by the Company.

In the United States, medical devices are classified into one of three classes (i.e. class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g. labeling, premarket notification and adherence to good manufacturing practices ("GMP")) and class II devices are subject to general and specific controls (e.g. performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, class

III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g. life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

Before a new device can be introduced in the market in the United States, the manufacturer must generally obtain FDA clearance or approval through either clearance of a notification filed under section 510(k) of the FDCA or approval of a premarket approval ("PMA") application. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device, or if it is a class III device for which the FDA has called for PMA's. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests and laboratory and animal studies. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device or a class III medical device for which the FDA has not called for PMAs. The FDA has recently required more rigorous demonstration of substantial equivalence than it has done in the past, including in some cases requiring submission of clinical data. For some devices, the FDA may determine that the proposed device is not substantially equivalent to a predicate device, or that additional information (i.e. more scientific data) is needed before a substantial equivalence determination can be made. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance, but it may take longer. A not substantially equivalent determination, or a request for additional information could prevent or delay the market introduction of new products that fall into this category. Modifications or enhancements of devices that have been cleared through the 510(k) process that could significantly affect safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

If human clinical trials of a device are required, whether for a 510(k) submission or a PMA, and the device presents a significant risk, the sponsor of the trial ( usually the manufacturer or the distributor of the device) will be required to file an investigational device exemption ("IDE") application prior to commencing human trials. The IDE application assures the safety and adequacy of the clinical trial and therefore must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRB"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents an insignificant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Submission of an IDE application does not give assurance that the FDA will approve the IDE application and, if it is approved, there can be no assurance that the FDA will determine that the data derived from these studies support the safety and efficacy of the device or warrant the continuation of clinical studies.

Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices ("GMP") requirements, which include testing, control and documentation requirements. They must register their facilities with the FDA so that the agency can perform periodic inspections and quality audits. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its products may have caused or contributed to a death or serious injury, or in which its products malfunctioned and, if the malfunction were to recur, whether it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

In May 1996, The Company applied for 510(k) clearance for the CHROMOS 694 depilation laser system distributed by SLS. On March 13, 1997 the Company received marketing clearance from the FDA to market the CHROMOS 694 depilation laser system in the United States. The FDA decision was based upon safety and efficacy data from two European studies, one Danish and one English, involving a total of 200 patients with nearly 250 skin sites tested. As part of those studies it was noted that, after an average of two treatments, approximately 80% of facial hair did not return after a period of 190 days. Although a minority of patients reported minor temporary itch, swelling or redness, no serious adverse effects were reported.

      CONSUMER PRODUCTS

The FDA determined that the Company did not have the appropriate marketing approval to sell Finally Free domestically. The Company filed a number of appeals as well as developed and submitted new data in an attempt to gain marketing approval. On June 28, 1991, the United States District Court for the Eastern district of Pennsylvania approved a settlement, in which the Company denied allegations of the complaint but agreed, among other things, that the Company would not manufacture, process, pack, label, promote, advertise, distribute or sell Finally Free unless and until it received marketing clearance from FDA. On December 6, 1991, FDA requested that the Company provide additional information for its 510(k) filing as part of the marketing authorization process. In February of 1992, the Company received export approval for existing domestic units of Finally Free to Canada from the FDA. In July 1994, the FDA determined that Finally Free shall be considered a Class III device under the Food, Drug and Cosmetic Act and accordingly, will require premarket approval before it is sold or distributed in the U.S. The Company filed a 510(k) application for the Finally Free product on July 17, 1997. Currently, the Company is awaiting a response from the FDA.

EUROPEAN COMMUNITY REGULATION

      LASER TECHNOLOGY

Sales of the Company's products in Europe are subject to voluntary standards and regulations, including directives adopted by the European Community. A key voluntary standard provides, among other things, that the Company comply by 1998 with International Standard ISO 9001 ( European Standard EN 29001) entitled "Model for Quality Assurance in Design, Development, Production, Installation and Servicing." In August 1997, SLS obtained ISO 9001 registration.

In addition, since January 1, 1996, in order to receive Community European Marking ("CE Marking"), laser manufacturers must comply with the Electro Magnetic Compatibility ("EMC") standards. All of the Company's current products meet the EMC standards, and thus have been cleared for CE Marking.

Commencing in June, 1998, laser manufacturers who market their products in the European Community will be required to comply with the Medical Devices Directive ("MDD"). The Company expects to meet the requirements in early 1998.

      CONSUMER PRODUCTS

Regulatory approval to market the electronic components employed by the Classy Lady hair removal system licensed from Thomas L. Mehl, Sr. was granted in September 1993 by the German Verband Deutscher Electrotechniker ("VDE") which enables such products to be marketed and sold in the European Community. The Company believes that no further VDE or other regulatory approvals are required in the European Community to market the Company's products which are used with such electronic components. Accordingly, the Company believes it can currently market its multiple hair removal products in the European Community under its existing VDE license.

RESEARCH AND DEVELOPMENT

Research and development expense was $2,265,984 in 1997 compared to virtually no research and development expense for 1996.

EMPLOYEES

The company employed 89 total employees and 81 full-time employees at May 31, 1997.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company utilizes the following facilities:

                                     Square        Owned/     Lease
Location                             Footage       Leased     Expires           Use
--------                             -------       ------     -------           ---
4127 NW 27th Lane                    4,150         Leased     10/31/98         Office
Gainesville, FL

4140 NW 27th Lane                    1,175         Leased     12/30/97         Office
Gainesville, FL

2127 NW 43rd Street                  1,092         Leased     06/30/98         Office
Gainesville, FL

100 Alexandria Blvd                  1,120         Leased     10/31/97         Clinic/Office
Oviedo, FL

401 Hackensack Ave                   1,500         Leased     05/31/00         Office
Hackensack, NJ

270 Munoz Rivera Ave                   450         Leased     03/30/98         Office
Hato Rey, PR

221 Boston Post Rd                   2,500         Leased     09/30/97         Office
Marlboro, MA

Heol Rhosyn, Dafen Park             10,000         Leased     05/31/17         Factory/Office
Llanelli, Wales

Heol Aur, Dafen Park                 5,000         Leased     08/31/97         Warehouse
Llanelli, Wales

Tawe Business Village                  600         Leased     03/22/01         Office
Swansea, Wales

The Company believes its current facilities are in good operating condition and repair and are sufficient to meet the short-term needs of the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company holds an exclusive license with Thomas L. Mehl, Sr. for certain enumerated patents as well as Mehl's new inventions in the hair removal field. A dispute arose as to the Company's compliance with the terms of that license and as to the termination of the license. On March 20, 1991, the Company filed a complaint in the Federal District Court in Massachusetts (Civil Action No. 91-10868-Z) against Mr. Mehl. After consummation of the Merger, each of Mehl and the Company entered into full settlement and release on June 14, 1996 with respect to the litigation and dismissed all claims against each other. Neither party was or will be paid any money or other consideration from the other in connection with such settlement and release.

On December 5, 1996 the Company commenced an arbitration with the American Arbitration Association in New York, New York to terminate a joint venture with Laser Industries Limited ("Laser"). The joint venture was formed in December, 1995, when Laser and Classy Lady executed a Joint Venture Formation Agreement to exploit patented laser hair removal technology exclusively licensed to Classy Lady. Under the terms of the agreement, Classy Lady and Laser formed a new corporation, Sharplan 2000, Inc. ("Sharplan"), owned 50% by Classy Lady and 50% by Laser but managed exclusively by Laser and having a majority of directors appointed by Laser. The Company commenced the arbitration to terminate the license granted to Sharplan and unwind the joint venture. The Company is basing this action on a dispute concerning the nature of technological and financial contributions to be made to the joint venture by Laser and an additional dispute concerning whether Laser utilized technology within the joint venture which was in fact developed by SLS prior to the purchase by the Company of a controlling interest in SLS in June, 1996.

On December 23, 1996, Laser asserted two counterclaims in the arbitration proceedings, claiming that the Company has breached an alleged fiduciary duty owed to Laser and Sharplan and seeking a declaration that the Company may not grant a sublicense of certain patent rights to SLS. The Company has filed a response to these counterclaims requesting dismissal on the grounds that neither claim is arbitrable. On April 7, 1997, LIL filed an amendment to its original counterclaim to permanently enjoin the Company and SLS from selling lasers for hair removal in the United States.

In a separate action filed in England in October, 1996, SLS commenced an action against Laser, a laser manufacturer Spectron Laser Systems Limited ("Spectron") and related parties, for orders preventing Laser from using SLS's technology and stopping Spectron from supplying SLS's technology to Laser.

In March, 1997, the Company filed suit against Palomar Medical Technologies, Inc. ("Palomar") and its subsidiaries, Spectrum Medical Technologies, Inc., Spectrum Financial Services, LLC, and a New Jersey dermatologist for patent infringement and unfair competition. The suit was filed in the United States District Court for the District of New Jersey and alleges that the defendants infringe on the patented method of laser hair removal owned by Dr. Nardo Zaias and exclusively licensed to the Company and that the defendants have improperly marketed laser hair removal products before receiving FDA approval. The Company is seeking monetary damages and injunctive relief to restrain Palomar from marketing its laser hair removal products in the United States. While management is confident that the actions brought against the above defendants are well-founded the litigation is only in its initial stages. In March, 1997, Palomar served the Company with a lawsuit it filed in the United States District Court in Massachusetts seeking to declare the patent embodying the laser hair removal technology exclusively licensed to the Company to be declared invalid. Further amendments to this action have also been sought by Palomar. The Company has moved to dismiss the Massachusetts action and counsel for Palomar has agreed to its dismissal. It is likely however that the assertion of invalidity will be raised in the Company's New Jersey action against Palomar. Management of the Company is confident that the validity of its patent will be upheld.

On August 11, 1997, the Federal District Court in New Jersey rejected Palomar's attempt to prevent the Company from pursuing unfair competition claims under New Jersey law relating to allegations of improper promotions of Palomar's Epilaser(TM) for hair removal usage.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS:

None

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:


The Company's Common Stock has been traded over-the-counter since December 6, 1983 and is currently listed for quotation on the Small Cap Market of the Nasdaq Stock Market, Inc. under the symbol MEHL, and the bid prices are reported on the Nasdaq Stock Market, Inc.'s Small Cap Market.


                                         COMMON STOCK             WARRANTS*
          PERIOD                        HIGH        LOW        HIGH        LOW
          ------                        ----        ---        ----        ---
Year Ended May 31, 1997

  Quarter Ended May 31, 1997          5 17/32     2 21/32
  Quarter Ended February 28, 1997     4 7/8       2 3/16         5/8        5/8
  Quarter Ended November 30, 1996     4 13/16     2 3/8        2 3/4        3/4
  Quarter Ended August 31, 1996       9 11/16     3 7/16       3 1/8      3 1/8

Year Ended May 31, 1996

 Quarter Ended May 31, 1996          10           2 1/8        7 3/4      1 1/4
 Quarter Ended February 29, 1996     2 7/8        1 3/16       1 7/16       5/8
  Quarter Ended November 30, 1995    1 15/16        3/16
  Quarter Ended August 31, 1995        7/32         3/16

*     All outstanding warrants expired on December 27, 1996. Due to the decline of the market value of the common stock, there were no available quoted bid prices for periods prior to the quarter ending February 29, 1996, based upon the assumption that warrants will not be exercised or purchased for the periods presented.

The source for the price quotes of the Common Stock is as reported by the National Association of Securities Dealers and does not include retail mark-ups, mark-downs, commissions or other adjustments and does not represent actual transactions.

As of August 6, 1997, there were approximately 5,400 holders of the Company's common shares.

The Company has never paid any common stock cash dividends, and no common stock dividends are anticipated at the present time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

GENERAL OPERATING COMMENTS

During the year, the Company has gone from being essentially a single consumer product company with declining sales to a multifaceted technology company engaged in laser hair removal on a global basis. This change has necessitated an increase in administrative employees, legal expenses, patent fees and travel expense. Additionally, the Company is increasing its sales and marketing capabilities in order to support the global introduction of the hair removal lasers. At the same time the Company has commenced a program to license its lasers to revenue sharing partners wherein physicians will oversee the hair removal services. The licensing program began internationally in October 1996 but could not begin in the United States until marketing clearance was received from the Food and Drug Administration. The market clearance was received March 13, 1997. Under these licensing arrangements, the Company will provide its partners with the use of a laser, training and maintenance and will receive a percentage of the gross revenue generated by the laser hair removal treatments.

The Company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to commercialize its current laser hair removal plan and fund ongoing operations. The Company continues to investigate several financing alternatives, including strategic partnerships, bank financing, private debt and equity financing and other sources. The Company believes it will be successful in obtaining additional financing in order to fund current operations in the future.

ACQUISITIONS

On June 4, 1996, Classy Lady merged with and into a subsidiary of the Company. The Merger has been accounted for as a non-monetary exchange. In consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady. As a result of the Merger, the former Classy Lady shareholders own a majority of the outstanding Common Stock of the Company, thereby resulting in a change of control of the Company.

On June 4, 1996, in a transaction accounted for as a purchase, the Company completed the purchase of capital stock representing in the aggregate of 81% interest in SLS (Wales) Limited, a privately held Welsh company which has been renamed SLS BiophileLimited ("SLS"), engaged in developing, manufacturing and selling lasers for dermatologic use, including hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of 1,255,000 pounds sterling (approximately $1.9 million) and the issuance of 25,044 shares of the Company's Common Stock.

On March 13, 1997, in a transaction accounted for as a purchase, the Company completed the purchase of capital stock representing in the aggregate of 75% interest in Integrated Technologies Research (Wales) Limited, a privately held Welsh company which will be renamed ITR Biophile Limited ("ITR").The shareholders of ITR received 250,000 shares of the common stock of the Company for the 75% interest in ITR.

RESULTS OF OPERATIONS

Total net sales in 1997 were $3,594,899, an increase of 52.85% from the $2,351,945 in 1996. Net sales for the consumer products division were $2,087,909, a decrease of 11.23% from the $2,351,945 in 1996. All of the increase in total net sales can be attributed to the Merger, the acquisitions of SLS and ITR and the resulting licensing agreements with physicians for the CHROMOS 694 laser. The decrease in net sales for the consumer products division is due to a decline in sales to its major customer.

The total gross margin percentage decreased to 31.14% in 1997 from 43.42% in 1996. The gross margin percentage for the consumer products division decreased to 36.92% in 1997 from 43.42% in 1996. The total 1997 decrease resulted from the replacement of lasers originally sold by SLS prior to being acquired by the Company and price reductions in the consumer products division necessitated by increased competition. The Company does not anticipate any future charges to income for the replacement of lasers sold by SLS prior to the acquisition.

Selling, general and administrative expense for 1997 was $11,670,241 compared to $1,586,300 in 1996. Selling, general and administrative expense in 1997 for the consumer products division was $921,074 compared to $1,586,300 in 1996. The increased selling, general and administrative was due to the merger with Classy Lady and the acquisitions of SLS and ITR, which required the Company to increase its expenditures on administrative staff, legal expense, patent fees, travel, and increased depreciation and amortization which does not present a meaningful comparison to the prior period. The decreased expense in the consumer products division resulted from the establishment of separate administrative headquarters.

Charges for inventory write-downs increased to $219,940 in 1997 from $186,675 in 1996. This increase was the result of a complete write-off of a discontinued product line of the
Company's consumer products division.

Research and development costs for 1997 were $2,265,984 compared to virtually no costs for the corresponding period in 1996. This is a result of a change in the Company's strategy from a consumer products orientation to a technology company that will continue to incur research and development costs in order to insure that it maintains technological superiority in its market.

Investment income for the year ended May 31, 1997 was $446,887 compared to investment income of $120,700 for the corresponding period in 1996. The increased income can be attributed to the investment of funds from the Series C and Series D preferred stock placements until needed for operational cash flow.

Other expenses of $737,921 in 1997, compared to other income of $72,728 can be attributed to the complete write down of the Company's investment of $750,000 in preferred and $39,000 common stock of Roadrunner Video Enterprises, Inc. in 1997. Other income in 1996 is attributable to the amount by which insurance proceeds exceeded the cost basis of inventory in connection with the insurance claim for the theft of this inventory.

Net loss for 1997 was $13,349,455 compared to a net loss of $1,623,872 in 1996. The increased loss resulted from the factors discussed above.

No provision for income tax recovery has been provided for 1997 or 1996 due to the uncertainty concerning the Company's ability to utilize the future tax benefits of net operating losses generated during those periods.

FINANCIAL CONDITION

At May 31, 1997 the Company's cash balance of $4,689,307 represented a decrease of $5,149,691 from the $9,838,998 at May 31, 1996.

Cash was used to finance the Company's operations, preferred stock dividend payments, the purchase of equipment (primarily for the production of lasers to be placed under licensing agreements), notes payable repayments and advances to prospective acquisition candidates. The cash used was offset by a private placement of convertible preferred stock which generated $10,000,000, proceeds from the sale of marketable securities and notes receivable repayments.

Management anticipates increased production of the SLS laser products and a corresponding increase in its inventory. Production facilities in Wales are considered adequate to meet short term production needs. The Company will continue to utilize its resources to finance the expected increase in production and inventory and may be looking to finance the growth through other means of financing.

The Company completed a loan agreement with Clearwater Fund IV, LLC allowing the Company to borrow up to $7 million to be used in connection with the manufacture and delivery of laser hair removal systems and for general working capital purposes. The loan bears interest at 15% per annum payable in arrears on a monthly basis and is due on January 15, 1998. Although the Company anticipates that income from laser hair removal technologies will continue to increase, currently the Company is not generating sufficient revenue from operations to provide the facility to repay the loan. The Company must secure additional financing to enable it to repay the loan and carry out its near and mid-range plans. The Company plans to achieve its objectives through either private or public offering of equity or debt. The Company is also investigating long term financing for the purchase and subsequent placement of its lasers

During the past year 7,769 shares of the Company's 5% cumulative convertible, Series C preferred shares were converted into 2,562,621 of common shares. In addition, the holders of the remaining convertible debentures exercised their right to convert and the Company issued 261,583 shares of its common stock and retired the debt and related accrued interest. Also, warrants to purchase 236,496 shares of common shares were exercised, resulting in gross proceeds to the Company of $295,620.

SUBSEQUENT FINANCING

On August 5, 1997, the Company completed a loan agreement with Clearwater Fund IV, LLC ("Clearwater"), allowing the Company to borrow up to $7 million to be used in connection with the manufacture and delivery of laser hair removal systems and for general working capital purposes. The loan is executable in two steps, with $4 million borrowed upon execution of the loan documents and the remaining $3 million to be borrowed at any time after the Company has delivered fifty (50) lasers under effective license agreements with a third party physician, clinic or hospital. To qualify these lasers must have been delivered after July 15, 1997. The loan bears interest at 15% per annum payable in arrears on a monthly basis and is due on January 15, 1998. The loan is secured by all of the Company's assets and approval must be obtained from Clearwater for all expenditures made with the loan proceeds. As additional consideration for the loan, the Company agreed to issue common stock purchase warrants according to the following schedule:

         Date                Shares            Price           Expiration
         ----                ------            -----           ----------
       08/05/97              750,000           $2.50       08/05/02
       Date of second        750,000           $2.50       5 years from date of
       borrowing                                           second borrowing
       10/02/97            1,000,000           $2.50       07/15/02
       12/02/97              500,000           $2.50       07/15/02

Included as part of the loan agreement, the Company agreed to exchange all 2,231 shares of $1,000 stated value Series C, 5% cumulative preferred stock and all 10,000 shares of $1,000 stated value Series D, 5% cumulative convertible preferred stock for 12,231 shares of $1,000 stated value Series E, 5% cumulative convertible preferred stock.

Each share of Series E stock is convertible into common stock of the Company at 80% of the average market price on the five trading days prior to conversion with no minimum conversion price, but in no event shall the conversion price be greater than $3.125. The Company agreed to file a registration statement covering the public sale of the shares of common stock receivable upon conversion of the Series E stock and the holders agreed not to sell or transfer any such shares on or before February 28, 1998. Dividends are to be paid quarterly beginning August 31, 1997.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-KSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements. Factors that might cause such a difference include those discussed below.

The Company's future results of operations initially depend to a substantial degree on the ability of the Company to license parties worldwide to utilize the CHROMOS 694 Ruby Laser manufactured by SLS and for such licenses to successfully sell hair removal services utilizing this product. The ability of such licensees to market such services will in part depend on the public's acceptance of the use of lasers to remove hair, as to which there can be no assurance, and the strength of the Company's competitors. The Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company. The Company may be required to find alternative means for marketing and selling its laser hair removal services, and thereby experience substantial delays and costs. No assurance can be given that the Company would be able to find an acceptable alternative means of marketing and selling its laser hair removal systems, or if such an alternative means was found, that it would be successful.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT:

                          YEARS ENDED MAY 31, 1997 AND 1996


                                                                           PAGE
                                                                           ----
INDEPENDENT AUDITORS' REPORT                                                F-1

CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheet                                            F-4

      Consolidated Statements of Operations                                 F-5

      Consolidated Statements of Changes in Stockholders' Equity            F-6

      Consolidated Statements of Cash Flows                                 F-7

      Notes to Consolidated Financial Statements                            F-9


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

On June 23, 1997 the Company dismissed Bond, Andiola & Company as the Company's independent accountants and engaged Joseph Decosimo and Company as the Company's independent accountants. During the year ended May 31, 1997, the Company had no disagreements with its accountants on accounting and financial disclosure.

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS:

Name                          Age         Since       Position with the Company
----                          ---         -----       -------------------------
Thomas L. Mehl, Sr.           59          1996        Chairman of the Board, President
                                                      and Chief Executive Officer

Nardo Zaias                   65          1996        Director

AnnMarie Mehl                 55          1996        Director and Secretary

Pichit Suvanprakorn           55          1996        Director

Antonius H. Clemens           68          1996        Director

Robert Marc Clement           43          1996        Director

Paul W. Hartloff, Jr.         64          1989        Director

Timothy J. Chapple            38          1997        Chief Financial Officer

Robert Figliozzi              59          1997        Executive Vice President

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

Thomas L. Mehl, Sr. and AnnMarie Mehl are husband and wife.

The background of each director and executive officer is as follows:

Thomas L. Mehl, Sr. has been a successful inventor and entrepreneur in the health and beauty field for the past thirty years. From January, 1991 to the present, Mr. Mehl has been working on filing for new patents in the United States and abroad for several inventions in the health and beauty field. In the field of hair depilation for the consumer, Mr. Mehl was granted three patents which have been licensed exclusively to the Company and has additional patent applications in the field of hair depilation pending.

From March 1991 to 1993, Mr. Mehl was the principal of His or Her Products by Mehl, Inc. a private Florida corporation started by Mr. Mehl to assist him in the research and development of his new technologies in the skincare field. From January 1992 to 1994, Mr. Mehl was the principal of Classy Lady by Mehl, Inc., a private Florida corporation started by Mr. Mehl to assist him in the research and development of his consumer hair removal technology. From February 1993 to the present, Mr. Mehl has been President and Chairman of M.C.M. Group, Inc., a private Florida corporation, which works primarily with inventors and entrepreneurs in the area of marketing, consulting and manufacturing of new technology and products. From November 1993 to the present, Mr. Mehl has been President and Chairman of His or Her Products of Puerto Rico, Inc., a private Puerto Rico corporation, which has developed and is marketing a hand-held steam facial product.

Nardo Zaias, M.D. is a well known dermatologist specializing in diseases of the skin and skin cancer. From 1991 to the present, Dr. Zaias has maintained a private medical practice at the Greater Miami Skin & Laser Center located in Miami Beach, Florida. Dr. Zaias has published over fifty research papers to his credit including his report on "Hair Root Damage with Mehl Method of Depilation" and has served on three FDA Advisory Committees. Dr. Zaias is also the inventor of a patented laser hair depilation invention, United States Patent No. 5,059,192 issued on October 11, 1991, which was licensed exclusively to the Company.

AnnMarie Mehl is wife of Thomas L. Mehl, Sr. and has twenty years experience in both the professional and consumer hair depilation fields working with Mr. Mehl's patented hair removal method and products.

Mrs. Mehl worked with Mr. Mehl in their chain of beauty salons located within Britts Department Stores from 1965-1974, served from 1977 to 1981 as an officer of NU-Trolysis, Inc. which originally manufactured and marketed Mr. Mehl's original professional hair removal products, and served from 1983 to 1985 as an officer of Mehl International, Inc. which developed the permanent hair removal device. From 1991 to the present, Mrs. Mehl worked closely with both Mr. Mehl and Dr. Zaias in testing the new consumer hair removal products.

Pichit Suvanprakorn is the President of Biophile Corporation, a manufacturer and medical service company in Bangkok, Thailand. Biophile owns and operates hospitals, dermatological clinics and a pharmaceutical company and has extensive real estate holdings and development activities.

Antonius H. (Tom) Clemens, MScEE, has managed science based business, product innovation and marketing with multinational corporations, including Miles Laboratories/Bayer Corp. (22 years) and British Oxygen Corporation. Since 1991 Mr. Clemens has, as an independent consultant, provided engineering and marketing expertise for the product and business development of medical devices and high quality consumer appliances. He holds more than 30 patents and is the inventor of many medical diagnostic and therapeutic methods and devices, including non-invasive Blood Pressure Monitoring, Blood Glucose Monitoring, Artificial Pancreas, Nucleic Acid Probes, Nuclear Medical Systems and Safety Needles. From 1992 to present, Mr. Clemens has also worked as a consultant for His or Her Products by Mehl of Puerto Rico, Inc. on Mr. Mehl's hand-held steam facial product. From 1993 to June 4, 1996, Mr. Clemens worked as a consultant for Classy Lady by Mehl of Puerto Rico, Inc. on Mr. Mehl's patented consumer hair removal inventions.

Robert Marc Clement, Ph.D., is a laser physicist and the inventor of the CHROMOS 694 laser depilation system manufactured by SLS. From 1986 to June 4, 1996, Professor Clement served as the Technical Director of SLS. On June 4, 1996, Professor Clement became Chairman of SLS. Professor Clement has been the Dean of Faculty at the Swansea Institute of Higher Education ("Swansea Institute") located in Swansea, Wales since 1988. As the Dean of Faculty of the Swansea Institute, Professor Clement helped to secure the financing to establish the Product Development Centre ("PDC") in 1994 within the institute to supply industry with high quality design and product engineering services to support the growth of existing companies and the development of new ones. Through Professor Clement's efforts, the PDC has been supported financially by the Welsh Development Agency and the Welsh Office. Professor Clement has received numerous awards for innovation and has distinguished himself as a leader in laser based technology both in the United Kingdom and abroad.

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

Timothy J. Chapple has served as Chief Financial Officer of the Company since June 1997. From February 1997 to June 1997, he served as Managing Director of SLS. In August 1996, Mr. Chapple became Finance Director of SLS, a position he continues to hold. From January 1994 to July 1996, he was a partner of Pannell Kerr Foster, an accounting and consulting firm. From 1990 to December 1993, he was a partner of Solomon Hare, an accounting firm.

Robert J. Figliozzi has served as Executive Vice President of the Company since March 1997. From August 1994 to March 1997, he was Vice President of World Fuel Corporation, an aviation and fueling services corporation listed on the New York Stock Exchange. From 1991 to June 1993, he was Senior Managing Director and Director of Research of Stamford Securities Corporation, a brokerage firm and member of the New York Stock Exchange.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors of the Company and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such executive officers, directors, and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the review of the copies of such forms furnished to the Company and other information which has been made available to the Company, the Company believes that during the year ended May 31, 1997, the following directors failed to file on a timely basis a required Form 3 reporting their status as directors of the Company and their initial statement of beneficial ownership of securities of the Company: Thomas L. Mehl, Sr., AnnMarie Mehl, Nardo Zaias, Pichit Suvanprakorn, Marc Clement and Anton H. Clemens. All of such persons became directors of the Company on June 4, 1996 and filed Form 3 Initial

Statement of Beneficial Ownership of Securities on July 18, 1996. In addition, Clearwater Fund IV, LLC failed to file on a timely basis a required Form 3 reporting their status as beneficial owners of more than ten percent of the Company's Common Stock. The required Form 3 was filed August 27, 1997.

The following individuals failed during such year to file on a timely basis a Form 4 reporting changes in beneficial ownership of securities: Thomas L. Mehl, Sr. and AnnMarie Mehl failed to file two such reports on a timely basis during the year ended May 31, 1997 involving a total of three transactions. Nardo Zaias failed to file one such report on a timely basis involving one transaction.

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth information with respect to the Chief Executive Officer and the other most highly compensated personnel of the Company as to whom the total annual salary and bonus for the year ended May 31, 1997, exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation                           Long-Term Compensation
                                                            Other        Other
                                            Annual          Annual       Stock     Options/LTIP    LTIP        All Other
     Name and                  Salary        Bonus       Compensation   Award(s)     SAR's         Payouts    Compensation
Principal Position              ($)           ($)            ($)           ($)        (#)           ($)            ($)
--------------------------------------------------------------------------------------------------------------------------
Thomas L. Mehl, Sr             189,009            --           --          --            --          --             --
President and Chief
 Executive Officer

Raymond J. Wilson               45,039       136,500        1,846          --       300,000          --             --
Chief Financial Officer

Robert J. Figliozzi             11,042        91,000           --          --       500,000          --             --
Executive Vice President

Martin Kass                    101,153            --           --          --            --          --             --
Advisor to the President

Timothy Chapple                100,606            --       29,781          --            --          --             --
Managing Director - SLS

Allan Borkowski                150,000            --           --          --            --          --             --
Former Director

The Company entered into an Employment Agreement with Raymond J. Wilson effective January 20, 1997 for a period of three years, continuing on a year-to-year basis thereafter. The Employment Agreement provides for a base salary of $165,000 per year, a signing bonus of $182,000, eligibility for an annual bonus each year of the agreement and a stock option agreement to acquire 300,000 shares of the Company's common stock. In addition, Mr. Wilson entered into a non-compete agreement with the Company whereby during the term of his employment and for a period of two years after termination, he will not serve in an executive capacity with any company involved in hair removal products, services or systems. Mr. Wilson resigned effective June 25, 1997.

The Company entered into an Employment Agreement with Robert J. Figliozzi effective March 18, 1997 for a period of three years, continuing on a year-to-year basis thereafter. The Employment Agreement provides for a base salary of $185,000 per year, a signing bonus of $182,000, eligibility for an annual bonus each year of the agreement and a stock option agreement to acquire 500,000 shares of the Company's common stock. In addition, Mr. Figliozzi entered into a non-compete agreement with the Company whereby during the term of his employment and for a period of two years after termination, he will not serve in an executive capacity with any company involved in hair removal products, services or systems.

Other than reimbursement of expenses to attend meetings, the Board of Directors does not receive any other form of compensation from the Company.


OPTIONS GRANTED DURING 1997

The following table sets forth as to each of the named executive officers certain information with respect to options granted during the year ended May 31, 1997 as follows: (i) the number of shares of Common Stock underlying options granted, (ii) the percentage that such options represent of all options granted to officers and employees during the year, (iii) the exercise price and (iv) the expiration date.

                                          % of
                         Number           Total        Exercise
                         Options          Options      Price Per   Expiration
      Name               Granted          Granted       Share        Date
--------------------------------------------------------------------------------
Raymond J. Wilson        100,000          12.50%       $2.875      01/18/07

                         100,000          12.50%       $2.875      01/18/07

                         100,000          12.50%       $2.875      01/18/07

Robert J. Figliozzi      200,000          25.00%       $2.940      04/28/07

                         150,000          18.75%       $2.940      04/28/07

                         150,000          18.75%       $2.940      04/28/07


Mr. Wilson resigned effective June, 25, 1997 and his related options were therefore canceled.

Mr. Figliozzi was originally granted options on March 18, 1997 with an exercise price of $2.68 per share. These options were exchanged on April 28, 1997 for options with an exercise price of $2.94 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth, as of August 22, 1997, the number of shares of the Company's Common Stock owned by each director, by all directors and officers as a group, and by any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to own beneficially 5% or more of the outstanding Common Stock. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment powers with respect to the shares indicated.

Name and Address                  Number of Shares        Percentage
of Beneficial Owner               Beneficially Owned      of Class
----------------                  ----------------        ----------
Thomas L. Mehl, Sr.                 8,525,000               19.38%
And AnnMarie Mehl
4020 Member of Road
Gainesville, Florida 32607

Nardo Zaias                         8,410,000               19.12%
Mount Sinai Hospital

4302 Alton Road
Miami Beach, Florida 33140

Pichit Suvanprakorn                 4,275,000                9.72%
Biophile Corporation
888/41-48 Mahatun Road
Ploenchit Road
Bangkok 10330, Thailand

Antonius H. Clemens                   260,400                    *
584 Schumann Drive
Madison, Wisconsin 53711

Robert Marc Clement                    25,044                    *
11 Plas Road
Phos, Pontardawe
Swansea, Wales


Paul W. Hartloff, Jr.                 147,000(1)                 *
15 West Carrillo Street
Santa Barbara, California 93102

All officers and directors         21,642,444               49.19%
as a group (seven persons)

Clearwater Fund IV, LLC             7,600,174(2)            15.36%
611 Druid Road East
Suite 200
Clearwater, FL 34616

* Less than 1%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

In consideration for the grant of the MEHL License, Classy Lady agreed to pay
      Thomas L. Mehl, Sr. a royalty of 5% of the wholesale price of all products covered by the Mehl patents sold by Classy Lady or its distributors worldwide. Classy Lady also agreed to pay Mehl a minimum annual royalty of $50,000. 10% of all royalty payments are to be made to Classy Lady's patent law firm of Schlesinger, Arkwright & Garvey ("SA&G") until the aggregate of such payments to SA&G reaches $1 million.


--------

1 Includes 32,000 shares held by a trust in which Mr. Hartloff has voting power but no other beneficial interest.

2 The Company has been informed that Clearwater Fund IV Ltd is wholly owned by Clearwater Fund IV, LLC and therefore the shares owned by Clearwater Fund IV Ltd have been included with Clearwater Fund IV, LLC. Clearwater Fund IV Ltd owns 2,000,000 shares of Common Stock and beneficially owns 1,032,870 shares of Common Stock issuable upon conversion of 2,231 shares of Series E 5% Cumulative Convertible Preferred Stock. Clearwater Fund IV, LLC owns 113,600 shares of Common Stock and beneficially owns 3,703,704 shares of Common Stock issuable upon conversion of 8,000 shares of Series E 5% Cumulative Convertible Preferred Stock and 750,000 shares of Common Stock upon exercise of outstanding warrants.

In consideration for granting the exclusive license, Classy Lady agreed to issue
      Dr. Zaias 5,000 shares of Classy Lady Common Stock, pay to Dr. Zaias $100,000 prior to June 3, 1996 and pay to Dr. Zaias a royalty of $1,000 on each laser placed in the United States in connection with the laser hair removal invention covered by the above patent. Classy Lady also agreed to pay Dr. Zaias a minimum royalty of $50,000 per year.

Mr. Mehl and Dr. Zaias have each agreed to share with the other a portion of the royalty revenue derived form the License Agreements described above. Accordingly, 25% of all payments to be made to Mr. Mehl under his license agreement are to be paid to Dr. Zaias until such time as Dr. Zaias notifies Classy Lady that Mehl is no longer obligated to make such payments, and 50% of all royalty payments due to Dr. Zaias are to be paid to Mr. Mehl.

Under the terms of the Merger agreement, in the event that the Company's interest in either the LIL joint venture or any other business combination agreement with a partner able to commercialize the Zaias Patent is sold, the proceeds from such sale shall be apportioned as follows:

      All amounts up to $50 million               Payable to the Company


      Amounts in excess of $50 million            75% to the Company
      up to $100 million                          25% to Thomas L. Mehl, Sr. and
                                                  Dr. Nardo Zaias

      Amounts in excess of $100 million           50% to the Company
                                                  50% to Thomas L. Mehl, Sr. and
                                                  Dr. Nardo Zaias

The Company has made advances to Marc Clement, a director of the Company, during 1997 in the amount of $250,000. Mr. Clement has issued a promissory note to the Company for the repayment of the advance together with accrued interest at the rate of ten percent (10%) per annum, payable on demand until fully paid. In addition, this amount is partially secured by shares owned by Mr. Clement.

The Company has made advances to His or Her Products of Puerto Rico, Inc., ("His or Her") a Puerto Rico corporation, totaling $291,231 during 1997. Thomas
      L. Mehl, Sr. is the President, Chairman and shareholder of His or Her. Thomas L. Mehl, Sr. has obligated himself to the Board of Directors to divest himself of this outside interest and is currently considering alternative methods by which His or Her may become an integral part of the future strategic plan. The Company has fully reserved for these advances.

The Company has made advances to the M.C.M. Group, Inc., a Florida corporation, totaling $89,581 during 1997. Thomas L. Mehl, Sr. is the President, Chairman and sole shareholder of the M.C.M. Group, Inc. Thomas L. Mehl, Sr. has obligated himself to the Board of Directors to divest himself of this outside interest and is currently considering alternative methods by which M.C.M. Group, Inc. may become an integral part of the future strategic plan. The Company has fully reserved for these advances.

On July 12, 1996 the Company entered into a Letter of Intent with Anton
      H. Clemens ("Clemens"), a director of the Company, and Victor H. Haughton, M.D. ("Haughton"). The intent of the parties, subject to a definitive agreement, is to have the Company form a new subsidiary, of which Clemens will be president, having the exclusive worldwide license rights for the development, manufacturing and marketing of a new and novel retractable needle and catheter technology for the medical field protected by issued United States and International Patents and by patents pending. As consideration for the Company entering into the Letter of Intent, the Company agreed to
      1) pay the sum of sixty-three thousand nine hundred dollars ($63,900) to cover related patent fees for the intellectual property, 2) have the subsidiary pay Clemens and Haughton additional compensation in the form of license fees or other moneys to be set forth in the definitive agreement and 3) invest such additional funds necessary for the development, manufacture and marketing of the intellectual property as set forth in the definitive agreement. As of May 31, 1997 the Company had advanced a total of $28,125 in furtherance of its commitments and objectives under the Letter of Intent.

On July 25, 1996 the Company entered into a Letter of Intent with GKS
      Technologies, Inc. ("GKS"), a Puerto Rico corporation together with Gunnar
      K. Svanberg ("Svanberg"), a director of GKS. Svanberg holds several patents and patents pending worldwide for a new dental curret and curret sharpening machine. The intent of the parties, subject to a definitive agreement, is to develop, manufacture and market Svanberg's new curret devices within the worldwide dental market. As consideration for the Company entering into this Letter of Intent with Svanberg and GKS, the Company agreed to 1) subscribe to one hundred thousand shares (100,000) of GKS common stock at $.50 per share for the sum of Fifty Thousand Dollars ($50,000) upon the execution of the Letter of Intent and 2) invest such additional funds necessary for the development, manufacture and marketing of the Patent Applications according to the terms set forth in the definitive agreement. Through May 31, 1997, the Company had advanced $111,026, including $50,000 to be applied towards the purchase of GKS common stock under the terms outlined above. Thomas L. Mehl, Sr. personally owns twelve and one-half percent (12.5%) of GKS as a result of his working with Svanberg on patent applications over the past two years without any prior compensation. M.C.M. Group, Inc., a Florida corporation owned by Thomas L. Mehl, Sr., also owns twelve and one-half percent (12.5%) of GKS as a result of providing management and consulting services to GKS and Svanberg over the past two years without prior compensation. The Company has fully reserved for these advances.

In connection with the Loan Agreement dated as of August 5, 1997 between the Company and Clearwater Fund IV, LLC ("Clearwater"), Thomas L. Mehl, Sr., the Company's President and Chairman, guaranteed the repayment to Clearwater of all amounts borrowed by the Company and pledged all of the shares of Common Stock of the Company owned by him as security for repayment of such borrowed amounts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K:


(a)   Exhibits

      Exhibit 3.1 Restated Certificate of Incorporation of the Corporation (incorporated by reference to Information Statement on Schedule 14C dated October 28, 1996).

      Exhibit 3.2 Certificate of Designation of 5% Cumulative Convertible Preferred Stock, Series D (incorporated by reference to Registration Statement on Form S-3 dated March 31,
                        1997).

      Exhibit 3.3 Certificate of Designation of 5% Cumulative Convertible Preferred Stock,Series E.

      Exhibit 3.4 By-laws of the Corporation, as amended (incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 1996).

      Exhibit 4 Form of Warrant to purchase 750,000 shares of Common Stock issued to Clearwater Fund IV, LLC dated August 5, 1997.

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

      Exhibit 10.4 Amended Exclusive License Agreement for Patented Laser Hair Removal Invention dated December 5, 1995 by and between Classy Lady by Mehl of Puerto Rico, Inc. and Nardo Zaias, M.D. (incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 1996).

      Exhibit 10.5 Exclusive License Agreement for Patented Consumer Hair Removal Products dated December 5, 1995 by and between Classy Lady by Mehl of Puerto Rico, Inc. and Thomas L. Mehl, Sr. (incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 1996).

      Exhibit 10.6 Joint Venture Formation Agreement between Laser Industries Limited and Classy Lady by Mehl of Puerto Rico, Inc. dated as of December 19, 1995 (incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 1996).

      Exhibit 10.7 Securities Purchase Agreement with GFL Performance Fund Limited dated May 15, 1996 (incorporated by reference to Registration Statement on Form S-3 dated July 1, 1996).

      Exhibit 10.8 Registration Rights Agreement with GFL Performance Fund Limited dated May 15, 1996 (incorporated by reference to Registration Statement on Form S-3 dated July 1, 1996).

      Exhibit 10.9 Securities Purchase Agreement dated as of February 28, 1997 by and between the Registrant and Clearwater Fund IV, LLC and Clearwater Offshore Fund Ltd. (incorporated by reference to Registration Statement on Form S-3 dated March 31, 1996).

      Exhibit 10.10 Registration Rights Agreement dated as of May 31, 1996 by and between the Registrant and Clearwater Fund IV, LLC and Clearwater Offshore Fund Ltd. (incorporated by reference to Registration Statement on Form S-3 dated March 31, 1996).

      Exhibit 10.11     1997 Incentive Plan.

      Exhibit 10.12 Loan Agreement dated August 5, 1997 with Clearwater Fund IV, LLC.

      Exhibit 10.13 Sublicense Agreement dated as of March 11, 1997 between Selvac Acquisition Corp. and Mehl Group Marketing, Inc.

      Exhibit 10.14 From of Sublicensing Agreement entered into by Mehl Group Marketing, Inc. and providers of laser hair removal services.

      Exhibit 10.15 Employment Agreement between the Company and Robert Figliozzi dated March 18, 1997.

      Exhibit 21        Subsidiaries.

      Exhibit 23.1      Consent of Joseph Decosimo and Company.

      Exhibit 23.2      Consent of Bond, Andiola and Company.

(b)   Reports on Form 8-K

      The Company filed the following Current Report on Form 8-K during the first quarter of 1998:

      Current report on Form 8-K dated June 23, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 27, 1997.

                              MEHL/BIOPHILE INTERNATIONAL CORPORATION
                              (REGISTRANT)


                              BY: /S/ THOMAS L. MEHL, SR.
                                  ------------------------------------
                              THOMAS L. MEHL, SR.
                              CHAIRMAN OF THE BOARD,
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                   Date
-------------------                                   ----
/s/ Thomas L. Mehl, Sr.                               August 27, 1997
------------------------------
Thomas L. Mehl, Sr.
Chairman of the Board,
President and Chief Executive
Officer

/s/ Timothy Chapple                                   August 27, 1997
------------------------------
Timothy Chapple, Principal
Financial and Accounting Officer

/s/ AnnMarie Mehl                                     August 27, 1997
------------------------------
AnnMarie Mehl
Director and Secretary

/s/ Nardo Zaias                                       August 27, 1997
------------------------------
Nardo Zaias
Director

/s/ Pichit Suvanprakorn                               August 27, 1997
------------------------------
Pichit Suvanprakorn
Director

/s/ Marc Clement                                      August 27, 1997
------------------------------
Marc Clement
Director

/s/ Tom Clemens                                       August 27, 1997
------------------------------
Tom Clemens
Director


/s/ Paul W. Hartloff, Jr.                             August 27, 1997
------------------------------
Paul W. Hartloff, Jr.
Director


                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Mehl/Biophile International Corporation
Gainesville, Florida

We have audited the accompanying consolidated balance sheet of Mehl/Biophile International Corporation and subsidiaries as of May 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of SLS Biophile Limited, majority owned subsidiary, which statement reflects total assets of $5,574,955 as of May 31, 1997, and total revenues of $972,777 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for SLS Biophile Limited is based solely on the report of the other auditors. The consolidated statements of operations, stockholders' equity and cash flows for the year ended May 31, 1996, were audited by other auditors whose report dated July 11, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mehl/Biophile International Corporation and subsidiaries as of May 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in note 20 to the consolidated financial statements, the company has sustained recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in note 20 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            JOSEPH DECOSIMO AND COMPANY
                            A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP

Chattanooga, Tennessee
July 10, 1997, except for note 18,
 as to which the date is August 5, 1997

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors
of Mehl/Biophile International Corporation:

We have audited the accompanying consolidated statement of operations, changes in stockholders' equity, and cash flows of MEHL/Biophile International Corporation (formerly Selvac Corporation) and subsidiary for the year ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Companies' operations and their cash flows for the year ended May 31, 1996, in conformity with generally accepted accounting principles.


                                            /s/ BOND, ANDIOLA & CO.

Raritan, New Jersey
July 11, 1996

                              SLS BIOPHILE LIMITED


                    Report of the auditors to the members of
                              SLS BIOPHILE LIMITED


We have audited the financial statements on pages 5 to 21.

Respective responsibilities of directors and auditors

As described on page 3 the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion to you.

Basis of opinion

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion

In our opinion the financial statements give a true and fair view of the state of the company's affairs at 31 May 1997 and of its loss and total recognised losses for the year then ended and have been properly prepared in accordance with the Companies Act 1985, applicable to small companies.



Coopers & Lybrands


Chartered Accountants and Registered Auditors
Swansea, 26 August 1997

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 1997

                                      ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                          $  4,689,307
  Accounts Receivable, net of allowance for doubtful accounts of $670,697            353,138
  Inventories                                                                        557,182
  Current portion of note receivable                                                 205,228
  Other current assets                                                               837,317
                                                                                ------------
      Total current assets                                                         6,642,172

PROPERTY AND EQUIPMENT, NET                                                        7,438,432

PATENTS AND PATENT RIGHTS, NET                                                     4,983,399

NOTES AND LOANS RECEIVABLE                                                           400,000

OTHER ASSETS                                                                          49,842
                                                                                ------------
                                                                                $ 19,513,845
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $  3,735,204
  Accrued expenses                                                                 1,512,979
                                                                                ------------
      Total current liabilities                                                    5,248,183

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value, $1,000 stated value, authorized - 200,000 shares:
      Series C, 5% cumulative convertible;
        issued and outstanding - 2,231 shares                                      2,231,000
      Series D, 5% cumulative convertible;
        issued and outstanding - 10,000 shares                                    10,000,000
Common stock, $.01 par value, 60,000,000 shares
  authorized, 46,468,260 shares issued                                               464,683
Additional paid-in-capital                                                        25,167,212
Accumulated deficit                                                              (22,640,205)
Foreign currency translation adjustment                                               (1,429)
                                                                                ------------
                                                                                  15,221,261

Treasury stock, at cost, 2,474,959 common shares                                    (955,599)
                                                                                ------------
      Total stockholders' equity                                                  14,265,662


                                                                                $ 19,513,845


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED MAY 31,
                                                 1997              1996
                                                               (AS RESTATED)
                                            ------------        -----------
REVENUES                                    $  3,594,899        $ 2,351,945

COST OF REVENUES                               2,475,333          1,330,726
                                            ------------        -----------

GROSS MARGIN                                   1,119,566          1,021,219
                                            ------------        -----------

OPERATING EXPENSES:
  Selling, general and administrative         11,670,241          1,586,300
  Charge for inventory write-down                219,940            186,675
  Research and development                     2,265,984                 --
                                            ------------        -----------
  TOTAL OPERATING EXPENSES                    14,156,165          1,772,975

OPERATING LOSS                               (13,036,599)          (751,756)
                                            ------------        -----------

OTHER INCOME (EXPENSES)
  Investment income                              446,887            120,700
  Other                                         (737,921)            72,728
  Interest Expense                               (21,822)        (1,065,544)


NET LOSS                                    $(13,349,455)       $(1,623,872)

NET LOSS PER COMMON SHARE                   $       (.35)       $      (.21)

LOSS APPLICABLE TO COMMON STOCK             $(14,469,626)       $(2,896,705)


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      PREFERRED STOCK
                            --------------------------------------------------------------------

                                                         SERIES C                SERIES D               COMMON STOCK
                                         1985      --------------------     ------------------     ----------------------
                            SERIES A    SERIES     SHARES        AMOUNT     SHARES      AMOUNT       SHARES       AMOUNT
                            --------   --------   ---------   -----------   ------   -----------   -----------   --------
Balance May 31, 1995......  $240,000   $245,000       --       $    --        --      $    --        16,256,485   $162,565
Cash dividends on
  Preferred stock.........
Treasury stock
  acquisitions............
Common stock issued:
  Conversion of preferred
    stock.................  (240,000)  (245,000)                                                       776,000      7,760
  Exercise of warrants....                                                                             584,572      5,846
  Conversion of debt......                                                                             353,459      3,534
  Debt acquisition
    costs.................                                                                              90,000        900
Private placement of
  preferred stock.........                          10,000     10,000,000                               72,000        720
Unrealized loss on
  marketable securities...
Implied dividend equal to
  intrinsic value of
  preferred stock
  conversion..............
Intrinsic value of
  debenture conversion
  features................
Net loss..................
                           --------   --------   --------    ------------  ------   ------------  ------------   --------
Balance May 31, 1996
  (As Restated)...........    --         --        10,000      10,000,000     --         --         18,132,516    181,325
Cash dividends on
  preferred stock.........
Common stock issued:
  Exercise of warrants....                                                                             236,496      2,366
  Conversion of debt......                                                                             255,973      2,560
  Debt interest...........                                                                               5,610         56
  Business acquisitions:
    Classy Lady...........                                                                          25,000,000    250,000
    SLS...................                                                                              25,044        250
    ITR...................                                                                             250,000      2,500
  Conversion of preferred
    stock.................                          (7,769)    (7,769,000)                           2,562,621     25,626
Unamortized debt costs....
Private placement of
  preferred stock.........                                                  10,000    10,000,000
Unrealized loss on
  marketable securities...
Implied dividend equal to
  intrinsic value of
  preferred stock
  conversion..............
Net loss..................
Translation Adjustment....
                            --------   --------   --------    ------------  ------   ------------  ------------  --------
Balance May 31, 1997......  $  --      $  --         2,231    $ 2,231,000   10,000   $ 10,000,000    46,468,260  $464,683
                            ========   ========   ========    ============  ======   ============  ============  ========

                                                                                  UNREALIZED
                             ADDITIONAL                  TREASURY    TREASURY     LOSS ON
                              PAID-IN      ACCUMULATED     STOCK      STOCK      MARKETABLE   TRANSLATION
                              CAPITAL        DEFICIT      SHARES      AT COST     SECURITIES   ADJUSTMENT
                            ------------   -----------   ---------   ----------   ----------   -----------
Balance May 31, 1995......  $  8,813,998   $(5,294,707)  2,263,359   $ (915,798)   $  --        $ --
Cash dividends on
  Preferred stock.........                     (24,000)
Treasury stock
  acquisitions............                                 211,600      (39,801)
Common stock issued:
  Conversion of preferred
    stock.................       477,240
  Exercise of warrants....       657,869
  Conversion of debt......     2,148,442
  Debt acquisition
    costs.................       188,100
Private placement of
  preferred stock.........      (230,720)
Unrealized loss on
  marketable securities...                                                           (3,152)
Implied dividend equal to
  intrinsic value of
  preferred stock
  conversion..............     1,228,000    (1,228,000)
Intrinsic value of
  debenture conversion
  features................     1,033,000
Net loss..................                  (1,623,872)
                            ------------   -----------  ----------   ----------    --------     --------
Balance May 31, 1996 (As
  Restated)...............    14,315,929    (8,170,579)  2,474,959     (955,599)     (3,152)      --
Cash dividends on
  preferred stock.........                    (495,171)
Common stock issued:
  Exercise of warrants....       293,254
  Conversion of debt......       747,440
  Debt interest...........        16,383
  Business acquisitions:
    Classy Lady...........        94,292
    SLS...................       198,750
    ITR...................     1,167,813
  Conversion of preferred
    stock.................     7,743,374
Unamortized debt costs....       (35,023)
Private placement of
  preferred stock.........
Unrealized loss on
  marketable securities...                                                            3,152
Implied dividend equal to
  intrinsic value of
  preferred stock
  conversion..............       625,000      (625,000)
Net loss..................                 (13,349,455)
Translation Adjustment....                                                                        (1,429)
                            ------------   ------------  ----------  ----------    --------     --------
Balance May 31, 1997......  $ 25,167,212   $(22,640,205) $2,474,959  $ (955,599)   $ --         $ (1,429)
                            ============   ============  ==========  ==========    ========     ========

                 See notes to consolidated financial statements

                       MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED MAY 31,
                                                                                             1997                1996
                                                                                                             (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                           $(13,349,455)       $ (1,623,872)
      Adjustments to reconcile net loss to net cash provided by operating activities:
            Provision for bad debts                                                           327,281             258,588
            Provision for obsolete inventory                                                  219,940             186,675
            Provision for notes and loans receivable                                        1,305,271                  --
            Depreciation and amortization                                                   1,010,012             308,045
            Write-off of non-marketable securities                                            792,127                  --
            Marketable securities received in payment of preferred
                  stock dividends and accounts receivable                                          --             (42,127)
            Interest paid with issuance of common stock                                            --              24,160
            Interest expense equal to intrinsic value of debt conversion features                  --           1,033,000
      Changes in operating assets and liabilities, net of effects of acquisitions:
            Accounts receivable                                                               380,885            (111,173)
            Inventories                                                                      (124,998)            (38,420)
            Other operating assets                                                           (704,760)             (8,959)
            Accounts payable                                                                2,935,003             124,155
            Accrued expenses                                                                1,047,638              23,583
            Other operating liabilities                                                       (97,832)                350
                                                                                         ------------        ------------
      Net cash provided (used) by operating activities                                     (6,258,888)            134,005

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of marketable securities                                             477,690                  --
      Notes receivable repayments                                                              50,000             171,500
      Increase in notes and loans receivable                                               (1,810,500)         (4,050,000)
      Property and equipment acquisitions                                                  (7,361,040)               (579)
      Purchase of held to maturity marketable securities                                           --            (473,951)
                                                                                         ------------        ------------
      Net cash used by investing activities                                                (8,643,850)         (4,353,030)
                                                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of :
            Convertible debentures                                                                 --           3,000,000
            Series C preferred stock, net of issuance costs                                        --           9,800,000
            Series D preferred stock, net of issuance costs                                10,000,000                  --
            Common stock, net of issuance costs                                               295,620             663,715
      Note repayments                                                                        (100,898)                 --
      Preferred stock dividends paid                                                         (495,171)            (36,900)
      Treasury stock acquisitions                                                                  --              (2,301)
                                                                                         ------------        ------------
      Net cash provided by financing activities                                             9,699,551          13,424,514
                                                                                         ------------        ------------

EFFECT OF EXCHANGE RATE ON CASH                                                                53,496                  --
                                                                                         ------------        ------------


INCREASE (DECREASE)  IN CASH FOR THE YEAR                                                  (5,149,691)          9,205,489

CASH AND EQUIVALENTS, beginning of the year                                                 9,838,998             633,509

CASH AND EQUIVALENTS, end of year                                                           4,689,307           9,838,998


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED MAY 31,
                                                                     1997              1996
                                                                                     (AS RESTATED)
SUPPLEMENTAL SCHEDULES OF NON-CASH ACTIVITIES

      EXISTING BUSINESS ACQUISITION COSTS:
            Issuance of common stock                               $ 1,713,605        $       --
            Loans and advances applied toward purchase price         1,946,380                --
                                                                   -----------        ----------


                                                                   $ 3,659,985        $       --
                                                                   -----------        ----------
      COMPONENTS OF ACQUIRED BUSINESSES,
        IN AGGREGATE, ARE AS FOLLOWS:
            Accounts receivable                                    $   546,312                --
            Inventories                                                252,737                --
            Property and equipment                                     237,177                --
            Patents and patent rights                                5,732,559                --
            Other assets                                                24,291                --
            Accounts payable and accrued expenses                   (1,125,235)               --
            Current portion of notes and loans                      (1,119,838)               --
            Long-term debt                                            (804,885)               --
            Other liabilities                                          (83,133)               --
                                                                   -----------        ----------
                                                                   $ 3,659,985        $       --

      NOTES, LOANS AND ADVANCES USED TO RETIRE
        DEBT OF ACQUIRED BUSINESS                                  $ 1,253,620        $       --

      ISSUANCE OF COMMON STOCK:
            Conversion of debt, net of unamortized
              issue costs                                          $   714,978        $2,250,000
            Payment of accrued interest                                 16,439            24,160
            Conversion of preferred stock                            7,769,000           485,000
            Debt and equity acquisition costs                               --           491,400
                                                                   -----------        ----------

                                                                   $ 8,500,417        $3,250,560

      MARKETABLE SECURITIES RECEIVED IN PAYMENT OF:
            Accounts receivable                                    $        --        $      702
            Preferred stock dividends                                       --            41,425
                                                                   -----------        ----------

                                                                   $        --        $   42,127

      RECEIPT OF NON-MARKETABLE SECURITIES AS
        PAYMENT OF NOTES RECEIVABLE                                $        --        $  750,000

      RECEIPT OF STOCK INTO TREASURY IN PAYMENT
        OF NOTE RECEIVABLE                                         $        --        $   37,500

      PREFERRED STOCK DIVIDEND EQUAL TO INTRINSIC VALUE
        OF BENEFICIAL CONVERSION FEATURES                          $   625,000        $1,228,000


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION - The consolidated financial statements include those of Mehl/Biophile International Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as a two-segment business engaged in the sale and distribution of consumer personal care products and professional laser hair removal through revenue sharing licenses with physicians worldwide.

REVENUE RECOGNITION - Sales and related cost of goods sold for consumer products are recognized upon shipment to customers. Sales and related cost of goods sold for professional laser hair removal is recognized upon completion of services by revenue sharing physicians according to the terms of the license agreements.

CASH EQUIVALENTS - For the purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of 90 days or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK - During the normal course of business, the Company maintains cash balances in excess of FDIC insurance coverage limits. The Company has not experienced any losses related to these investments.

INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined principally on the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and depreciated on the straight-line method over the assets' estimated useful lives, ranging from 3 to 5 years. Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, replacements and improvements are capitalized. Gains and losses from sales or other disposals of property and equipment are included in other income.

PATENT AND PATENT RIGHTS - The patents and patent rights are recorded at cost and are amortized on the straight-line method over periods ranging from 6 to 17 years.

MARKETABLE SECURITIES - The Company classifies its marketable debt securities as "held to maturity if it has the positive intent and ability to hold the securities to maturity. All other marketable securities are classified as "available for sale". Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as "held to maturity" are carried at amortized cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. Based on the interest rates available for similar financial instruments, the fair value of notes receivable approximates carrying value as of May 31, 1997.

INCOME TAXES - In accordance with the Financial Accounting Standards Board's statement on

      Accounting for Income Taxes ("SFAS 109"), deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. The tax benefit related to operating loss and tax credit carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

STOCK-BASED COMPENSATION - Effective June 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, pro forma net income and earnings per share information has been presented in Note 9 as required under SFAS No. 123.

 USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-tern relate to the determination of the allowance for doubtful accounts receivable and notes receivable, the allowance for obsolete inventory, the useful life of property and equipment and patents, and the deferred tax asset valuation allowance.

CHANGES IN ACCOUNTING PRINCIPLES - In 1997, the Financial Accounting Standards Board (FASB) issued the following Statements of Financial Standards:

"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). The Company's required adoption date is June 1, 1997.

"Earnings per Share" (SFAS 128). The Company's required adoption date is June 1,
      1997.

"Reporting Comprehensive Income" (SFAS 130). The Company's required adoption date is June 1, 1997.

"Disclosures about Segments of an Enterprise and Related Information" (SFAS
      131). The Company's required adoption date is June 1, 1998.

The Company anticipates the adoption of the above Statements of Financial
      Accounting Standards will not have a material impact on its results of operation or financial position.

2. INVENTORIES

      Inventories as of May 31, 1997 were comprised entirely of personal care appliance finished goods.

3. NOTES AND LOANS RECEIVABLE

      Notes and loans receivable as of May 31, 1997 was comprised of the following:

      Advance to director                                  250,000
      Advance to consultant                                103,000
      CDF Acquisition Corp. ("CDF")                        100,000
      Advance on royalties                                 100,000
      Other miscellaneous advances                          52,228
                                                           -------

                                                       $   605,228
      Less current portion:
       Advance to consultant                              (103,000)
       CDF                                                 (50,000)
       Other miscellaneous advances                        (52,228)
                                                       ------------
                                                       $  (205,228)

      Net long-term portion                            $   400,000

                  Two former officers and directors of the Company are stockholders in CDF. The note receivable from CDF was obtained as consideration when the Company sold the stock of its former wholly owned subsidiary Beauty Resources, Inc. ("BRI") to CDF in May 1991. In June 1995, the note was renegotiated. Under the new agreement, the remaining outstanding principal balance is payable in two installments of $50,000 in December 1997 and June 1998. Interest on the unamortized principal balance, at 9% through June 1996 and 7% thereafter, is payable with each principal installment. Interest accrued prior to the refinancing, is payable at $50,000 in December 1996 and $47,948 in December 1997.

4. OTHER CURRENT ASSETS

      Other current assets as of May 31, 1997 were comprised as follows:

            Tax refunds due                            $   444,018
            Prepaid tradeshow expenses                     147,800
            Prepayment of inventory                        131,250
            Interest receivable - CDF note                  50,865
            Prepaid insurance                               31,250
            Other miscellaneous                             32,134
                                                        ----------
                                                        $  837,317

5.    PROPERTY AND EQUIPMENT

      Property and equipment as of May 31, 1997 was comprised as follows:

            Machinery and equipment                              $ 1,695,304
            Furniture and fixtures                                   374,936
            CHROMOS 694 ruby lasers                                2,124,805
            CHROMOS 694 ruby lasers in process                     4,416,128
                                                                 -----------
                                                                 $ 8,611,173

            Less accumulated depreciation and amortization        (1,172,741)
                                                                 -----------
                                                                 $ 7,438,432

      Depreciation expense was $186,346 in 1997 and $108,229 in 1996.

Machinery and equipment of $687,026, furniture and fixtures of $69,562 and accumulated depreciation of $745,422 was attributable to the Consumer Products Division. Depreciation expense of $3,952 in

      1997 and $108,229 in 1996 was attributable to the Consumer Products Division.

All significant property and equipment purchases were related to laser technology.


6. PATENTS AND PATENT RIGHTS

      Patents and patent rights as of May 31, 1997 were comprised as follows:

            Zaias patent                        $   660,000
            Mehl patents                          1,562,005
            SLS patents pending                   3,213,375
            ITR patents pending                   1,172,851
                                                -----------

                                                $ 6,608,231

            Less accumulated amortization        (1,624,832)
                                                -----------
                                                $ 4,983,399

The Zaias patent pertains to the license granted to the Company by Dr. Nardo
      Zaias to make, use and sell products incorporating the laser method of hair removal invented by Dr. Zaias and which is represented by U.S. Patent No. 5,059,192 dated October 22, 1991.

The Mehl patents pertain to the license granted to the Company by Thomas L.
      Mehl, Sr. to make, use and sell the following products:

      - a method and system for the removal of multiple hairs invented by Mr. Mehl represented by U.S. Patent No. 5,470,332 dated November 28, 1995 ("Mehl Patent");

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

The SLS patents pending pertain to the license granted to the Company by Marc
      Clement related to patents pending which are compatible with the Zaias patent in the field of laser depilation.

The ITR patent pertains to the license granted to the Company for surface irradiation represented by U.K. Patent Application No. 9625281.2.

Amortization expense was $823,666 in 1997 and $199,816 in 1996.

Patents and patent rights of $902,005 and accumulated amortization of $847,901 was attributable to the Consumer Products Division. Amortization expense of $46,734 in 1997 and $199,816 in 1996 was attributable to the Consumer Products Division.

 7.   ACCRUED EXPENSES

      Accrued expenses as of May 31, 1997 consist of the following:

                  Payroll and related          $  355,674
                  Professional fees               289,370
                  Royalty                         256,097
                  Due on tradeshow booth          164,586
                  Due to director                 150,000
                  Other                           297,252
                                               ----------

                                               $1,512,979

8. CONVERTIBLE DEBENTURES

During the year ended May 31, 1996, the Company issued, in aggregate $3,000,000 in convertible debentures which bear interest at 8% per annum, were due March 31, 1997 and are convertible into common stock of the Company at a conversion price equal to the lessor of 80% of the average market price of the common stock, on the five trading days prior to conversion or $10.00. The debt agreement also provides conversion privileges to the debt holder for any unpaid interest amounts. As of May 31, 1996, $2,250,000 of these debentures and unpaid interest of $24,160 were converted into an aggregate of 353,459 shares of common stock. On July 19, 1996 the remaining $750,000 of debt and unpaid interest were converted into 261,583 shares of common stock. The intrinsic value of the conversion feature, determined to be $1,033,000, was charged to paid-in-capital and interest expense for the year ended May 31, 1996.


9. STOCKHOLDERS' EQUITY

      PREFERRED STOCK

      $1,000 stated value Series C, 5% cumulative convertible preferred stock.

Each share of Series C stock is convertible into common stock of the Company at the lessor of 80% of the average market price of the common stock, for the five days prior to conversion, with a minimum and maximum conversion price of $3.00 and $7.50 respectively. The shares of common stock to be issued upon conversion is determined by dividing the stated value of the preferred shares by the conversion price. Dividends are paid quarterly. During the year ended May 31, 1997, $367,774 of dividends were paid on the Series C shares. During the year ended May 31, 1997, 7,769 Series C shares were converted into 2,562,621 shares of common stock. The intrinsic value of the conversion feature, determined to be $1,228,000, was charged to paid-in-capital and recorded as an implied dividend for the year ended May 31, 1996.

In connection with the Loan Agreement dated as of August 5, 1997 between the Company and Clearwater Fund IV, LLC, the Company agreed to exchange all 2,231 Series C shares for 2,231 shares of $1,000 stated value Series E, 5% cumulative convertible preferred stock. See Note 17 "Subsequent Financing."

$1,000 stated value Series D, 5% cumulative convertible preferred stock.

Each share of Series D stock is convertible into common stock of the Company at 80% of the average market price on the five trading days prior to conversion but in no event shall the conversion price be below $4.00 or greater than the average market price on the five trading days prior to February 28, 1997. On March 31, 1997 the Company filed a registration statement covering the public sale of the shares of common stock receivable upon conversion of the Series D stock. The Series D stock may not be converted until the earlier of (i) the 120th day following issuance and (ii) the date on which the aforementioned registration statement is declared effective by the Securities and Exchange Commission. The purchasers of the Series D stock agreed not to sell or transfer the common stock received upon conversion on or before February 28, 1998. Dividends are paid quarterly. During the year ended May 31, 1997, $127,397 of dividends were paid on the Series D shares. The intrinsic value of the conversion feature, determined to be $625,000, was charged to paid-in-capital and recorded as an implied dividend for the year ended May 31, 1997.

In connection with the Loan Agreement dated as of August 5, 1997 between the Company and Clearwater Fund IV, LLC, the Company agreed to exchange all 10,000 Series D shares for 10,000 shares of $1,000 stated value Series E, 5% cumulative convertible preferred stock. See Note 17 "Subsequent Financing."

      COMMON STOCK

In conjunction with the Merger, the number of $.01 par value common shares which the Company is authorized to issue was increased from 20,000,000 to 60,00,000.

In addition to the common shares issued related to the Series C preferred share conversion, discussed above, and business acquisitions (see Note 14) the Company issued 261,583 common shares upon the retirement of $750,000 convertible debenture and related accrued interest of $16,383. Unamortized debt issue costs of $35,022 were charged to paid in capital. Also, 236,496 common shares were issued during the year at $1.25 per share ($295,620 in aggregate) upon the exercise of outstanding stock purchase warrants.

As of May 31, 1997, warrants to purchase 50,000 common shares at $4.25 per share were outstanding. The expiration date of these common stock warrants is February 28, 1998.

      STOCK OPTIONS

The terms of the Company's 1997 Incentive Plan allows for the granting of up to 4,000,000 shares of the Company's Common Stock under (i) Incentive Stock Options or (ii) Non-Qualified Stock Options. Incentive options to purchase common shares may be granted to employees at a price to be fixed by the Board of Directors or Stock Option Committee, but not less than the fair value on the date of grant (110% if the optionee owns or would own 10% of the outstanding shares if the options were exercised). Nonqualified options may be granted at prices less than fair value. Incentive options have a duration of ten years from the date granted. The plan was approved by the Board of Directors on March 23, 1997 and is subject to the approval by a majority of the votes cast by the holders of the Company's Common Stock at the next annual shareholders' meeting in 1997. As of August 20, 1997, no grants have been issued under this plan

The Company entered into a Nonstatutory Stock Option Agreement with Raymond J.
      Wilson and Robert J. Figgliozzi in conjunction with their entering into Employment Agreements with the Company. All options granted during 1997 were nonqualified. The following table sets forth information regarding the options granted during 1997:

                              Number                      Exercise
                             Options    Vesting          Price Per      Expiration
                Name         Granted      Date             Share           Date
                ----         -------      ----             -----           ----
       Raymond J. Wilson    100,000     06/04/97           $2.875       01/18/07

                            100,000     06/04/98           $2.875       01/18/07

                            100,000     06/04/99           $2.875       01/18/07

       Robert J. Figliozzi  200,000     06/04/97           $2.940       04/28/07

                            150,000     06/04/98           $2.940       04/28/07

                            150,000     06/04/99           $2.940       04/28/07

      Mr. Wilson resigned effective June, 25, 1997 and his related options were therefore canceled.

Mr. Figliozzi was originally granted options on March 18, 1997 with an exercise price of $2.68 per share. These options were exchanged on April 28, 1997 for options with an exercise price of $2.94 per share.


The following schedule summarizes the activity under these Nonstatutory Stock
      Option Agreements during 1997.



                                                       NONQUALIFIED

      Year granted                                          1997
      Option price per share                          $2.875 - $2.94

      Balance outstanding May 31, 1996:                      0

      Granted 1997                                        800,000

      Exercised 1997                                         0

      Canceled 1997                                          0

      Balance outstanding May 31, 1997                    800,000

Effective June 1, 1996, the Company adopted Statement of Financial Accounting
      Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, the Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and will provide additional pro forma disclosures required by SFAS 123. The adoption of this standard will not have an impact on the Company's financial position or results of operations.

In accordance with APB 25, no compensation cost has been recognized in the Consolidated Statements of Operations for the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method contained in SFAS 123, the Company's net loss, net loss per common share and loss applicable to common stock for 1997 and 1996 would have been the pro forma amounts indicated below:

                                                        1997             1996
            NET LOSS
                  As reported                         $13,349,455       $1,623,872
                  Pro forma                           $14,096,188       $1,623,872
            NET LOSS PER COMMON SHARE
                  As reported                         $       .35       $      .21
                  Pro forma                           $       .37       $      .21
            NET LOSS APPLICABLE TO COMMON STOCK
                  As reported                         $14,469,626       $2,896,705
                  Pro forma                           $15,216,359       $2,896,705

The fair value of each option grant included in the pro forma net loss shown above is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: expected volatility of 50%; risk-free interest rate of 6.0%; and an expected life of 10 years. The compensation cost generated by the Black-Scholes model, may not be indicative of the future benefit, if any, that may be received by the option holder.

10. SALES TO SIGNIFICANT CUSTOMERS AND EXPORT SALES

The Company had sales to one major international customer accounting for 50% of total net sales and 86% of consumer products net sales for the year ended May 31, 1997 and 89% of total and consumer product net sales for the year ended May 31, 1996.

Approximately 100% of consolidated sales in 1997 and 1996 were to foreign customers, located principally in Asia and Europe. The 1997 consumer products export sales included $1,796,000 to Japan and $166,000 to Europe. The 1996 consumer products export sales included $2,083,000 to Japan and $184,000 to Europe. The 1997 laser technology export sales included $1,205,210 to Europe and $236,918 to Australia. Sales which were denominated in currencies other than U.S. dollars amounted to $979,000 in 1997 and were not significant in 1996. Foreign currency transaction gains or losses were immaterial in either year.

Operating loss for the consumer products division was $150,252 in 1997 compared to an operating loss of $ 751,756 for 1996. Operating loss for laser technology was $12,556,734 in 1997.

11. OTHER INCOME (EXPENSE)

In November 1996, Roadrunner Video Group, Inc. ("Roadrunner") filed for protection under Chapter 11 of the US Bankruptcy Code. The Company realized losses of $789,000 during the year ended May 31, 1997 due to the complete write-down of its investment in preferred and common stock of Roadrunner.

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax assets are as follows:

      Deferred tax assets
            Net operating loss                            $4,720,000
            Bad debt reserve                                 253,000
            Inventory                                        153,000
            Write-off of notes receivable                    370,000
            Property and equipment                           834,000
            Amortization of patents                          195,000
                                                          ----------
                                                          $6,525,000

            Valuation allowance                            6,525,000
                                                          ----------
            Net deferred tax assets and liabilities       $        0

As of May 31, 1997, the Company had net operating loss carryforwards of approximately $12,500,000 available to offset future taxable income which will expire in various years through 2012. A valuation allowance of $6,525,000 has been recognized primarily to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards.

A reconciliation of the statutory U.S. federal income tax rate and the effective income tax rate for the years ended May 31, 1997 and May 31, 1996 is as follows:

                                                                               1996           1997
                                                                             ------         ------
            Statutory Federal Income Tax Rate                                 (34.0%)        (34.0%)
            Increases (decreases) resulting from:
                  Increase in federal deferred tax valuation allowance         36.0%          25.7%

                  State income taxes, net of federal tax benefit               (2.0%)           --
                  Amortization of intangible assets                              --            8.3%
                                                                             ------         ------
            Effective tax rate                                                  0.0%           0.0%


13.   NET LOSS PER COMMON SHARE

Net loss per common share is computed based on net loss for the period after providing for preferred stock dividend requirements. The number of shares used in the computation is the weighted average number of common shares and, when their effect would be dilutive, common equivalent shares outstanding during the period. Weighted average number of shares during the periods are 41,306,434 in 1997 and 14,075,207 in 1996.

14.   COMMITMENTS

      ROYALTIES:

The Company has entered into agreements which provide for royalty payments based on a percentage of net sales or units sold of its principal products. Royalty expense under the agreements for fiscal years ended May 31, 1997 and 1996 was $228,563 and $64,000, respectively.

      OPERATING LEASES:

      The Company leases facilities under operating leases. At May 31, 1997, future annual minimum lease payments under these agreements are:

            Year Ending May 31,
                  1998                          $   241,549
                  1999                              143,585
                  2000                              120,970
                  2001                               75,917
                  2002                               74,084
                  Thereafter                      1,111,253
                                                -----------
                  Total                         $ 1,767,358


Facilities rent expense for the years ended May 31, 1997 and 1996, was $297,963 and $55,922, respectively.

      INVENTORY:

The Company has committed to purchase inventory in the normal course of business. As of May 31, 1997, the Company has signed contracts requiring future payments of $4,095,000 once the inventory is delivered according to the terms of the contract. All inventory purchase commitments are expected to be paid during fiscal 1998.


15.   RELATED PARTY TRANSACTIONS

In consideration for the grant of the MEHL License, Classy Lady agreed to pay
      Thomas L. Mehl, Sr. a royalty of 5% of the wholesale price of all products covered by the Mehl patents sold by Classy Lady or its distributors worldwide. Classy Lady also agreed to pay Mehl a minimum annual royalty of $50,000. 10% of all royalty payments are to be made to Classy Lady's patent law firm of Schlesinger, Arkwright & Garvey ("SA&G") until the aggregate of such payments to SA&G reaches $1 million.

In consideration for granting the Zaias license, Classy Lady agreed to issue
      Dr. Zaias 5,000 shares of Classy Lady common stock, pay to Dr. Zaias $100,000 and pay to Dr. Zaias a royalty of 5% on all revenues derived by Classy lady in connection with the laser hair removal invention covered by the above patent. Classy Lady also agreed to pay to Dr. Zaias a minimum royalty of $50,000 per year.

Mr. Mehl and Dr. Zaias have each agreed to share with the other a portion of the royalty revenue derived form the License Agreements described above. Accordingly, 25% of all payments to be made to Mr. Mehl under his license agreement are to be paid to Dr. Zaias until such time as Dr. Zaias notifies Classy Lady that Mehl is no longer obligated to make such payments, and 50% of all royalty payments due to Dr. Zaias are to be paid to Mr. Mehl.

Under the terms of the Merger agreement, in the event that the Company's interest in either the LIL joint venture or any other business combination agreement with a partner able to commercialize the Zaias Patent is sold, the proceeds from such sale shall be apportioned as follows:


            All amounts up to $50 million         Payable to the Company

            Amounts in excess of $50 million      75% to the Company
            up to $100 million                    25% to Thomas L. Mehl, Sr. and
                                                  Dr. Nardo Zaias

            Amounts in excess of $100 million     50% to the Company
                                                  50% to Thomas L. Mehl, Sr. and
                                                  Dr. Nardo Zaias

The Company has made advances to Marc Clement, a director of the Company, during 1997 in the amount of $250,000. Mr. Clement has issued a promissory note to the Company for the repayment of the advance together with accrued interest at the rate of ten percent (10%) per annum, payable on demand until fully paid. In addition, this amount is partially secured by shares owned by Mr. Clement.

The Company has made advances to His or Her Products of Puerto Rico, Inc.,
      ("His or Her") a Puerto Rico corporation, totaling $291,231 during 1997. Thomas L. Mehl, Sr. is the President, Chairman and shareholder of His or Her. Thomas L. Mehl, Sr. has obligated himself to the Board of Directors to divest himself of this outside interest and is currently considering alternative methods by which His or Her may become an integral part of the future strategic plan. The Company has fully reserved for these advances.

The Company has made advances to the M.C.M. Group, Inc., a Florida corporation, totaling $89,581 during 1997. Thomas L. Mehl, Sr. is the President, Chairman and sole shareholder of the M.C.M. Group, Inc. Thomas
      L. Mehl, Sr. has obligated himself to the Board of Directors to divest himself of this outside interest and is currently considering alternative methods by which M.C.M. Group, Inc. may become an integral part of the future strategic plan. The Company has fully reserved for these advances.

On July 12, 1996 the Company entered into a Letter of Intent with Anton H.
      Clemens ("Clemens"), a director of the Company, and Victor H. Haughton, M.D. ("Haughton"). The intent of the parties, subject to a definitive agreement, is to have the Company form a new subsidiary, of which Clemens will be president, having the exclusive worldwide license rights for the development, manufacturing and marketing of a new and novel retractable needle and catheter technology for the medical field protected by issued United States and International Patents and by patents pending. As consideration for the Company entering into the Letter of Intent, the Company agreed to 1) pay the sum of sixty-three thousand nine hundred dollars ($63,900) to cover related patent fees for the intellectual property, 2) have the subsidiary pay Clemens and Haughton additional compensation in the form of license fees or other moneys to be set forth in the definitive agreement and 3) invest such additional funds necessary for the development, manufacture and marketing of the intellectual property as set forth in the definitive agreement. As of May 31, 1997 the Company had advanced a total of $28,125 in furtherance of its commitments and objectives under the Letter of Intent.

On July 25, 1996 the Company entered into a Letter of Intent with GKS
      Technologies, Inc. ("GKS"), a Puerto Rico corporation together with Gunnar
      K. Svanberg ("Svanberg"), a director of GKS. Svanberg holds several patents and patents pending worldwide for a new dental curret and curret sharpening machine. The intent of the parties, subject to a definitive agreement, is to develop, manufacture and market Svanberg's new curret devices within the worldwide dental market. As consideration for the Company entering into this Letter of Intent with Svanberg and GKS, the Company agreed to 1) subscribe to on hundred thousand shares (100,000) of GKS common stock at $.50 per share for the sum of Fifty Thousand Dollars ($50,000) upon the execution of the Letter of Intent and 2) invest such additional funds necessary for the development, manufacture and marketing of the Patent Applications according to the terms set forth in the definitive agreement.

      Through May 31, 1997, the Company had advanced $111,026, including $50,000 to be applied towards the purchase of GKS common stock under the terms outlined above. Thomas L. Mehl, Sr. personally owns twelve and one-half percent (12.5%) of GKS as a result of his working with Svanberg on patent applications over the past two years without any prior compensation. M.C.M. Group, Inc., a Florida corporation owned by Thomas L. Mehl, Sr., also owns twelve and one-half percent (12.5%) of GKS as a result of providing management and consulting services to GKS and Svanberg over the past two years without prior compensation. The Company has fully reserved for these advances.

In connection with the Loan Agreement dated as of August 5, 1997 between the Company and Clearwater Fund IV, LLC ("Clearwater"), Thomas L. Mehl, Sr., the Company's President and Chairman, guaranteed the repayment to Clearwater of all amounts borrowed by the Company and pledged all of the shares of Common Stock of the Company owned by him as security for repayment of such borrowed amounts.

16. ACQUISITIONS

On June 4, 1996, Classy Lady merged with and into a subsidiary of the Company. The Merger has been accounted for as a non-monetary exchange. In consideration for the Merger, the Company issued an aggregate of 25,000,000 shares of Common Stock, $.01 par value per share, to the shareholders of Classy Lady. As a result of the Merger, the former Classy Lady shareholders own, in the aggregate 55.2% of the outstanding Common Stock of the Company, thereby resulting in a change of control of the Company. In addition, in contemplation of the Merger, the Company made advances of $850,000, in aggregate to Classy Lady.

In exchange for the issuance of the shares of the Company issued pursuant to the Merger, the Company obtained all of the stock of Classy Lady, which owns the exclusive licensing rights granted to Classy Lady by Dr. Nardo Zaias for a laser hair removal technology and by Thomas L. Mehl, Sr. for a radio frequency and direct current multiple hair removal technology. Valuation of the acquired patent rights, which was based on the value of the stock issued as it was determined to be more clearly evident, was $1,320,000. The acquired patent rights had no carrying value in Classy Lady's financial statements. Upon completion of the Merger, all of the assets and liabilities of Classy Lady became the property of the Company's wholly owned subsidiary and the separate corporate existence of Classy Lady ceased.

The Merger was completed in accordance with the Merger Agreement. Pursuant to the Merger Agreement, (I) the name of the Company was changed to MEHL/Biophile International Corporation, (II) Thomas L. Mehl, Sr. ("Mehl"), the president and a principal shareholder of Classy Lady, was elected as Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and (III) the Board of Directors of the Company was expanded to seven members, five of whom were designated by Mehl.

On June 4, 1996, in a transaction accounted for as a purchase, the Company completed the purchase of capital stock representing in the aggregate of 81% interest in SLS (Wales) Limited, a privately held Welsh company which has been renamed SLS Biophile Limited ("SLS"). SLS engages in developing, manufacturing and selling lasers for dermatologic use, including hair removal. The consideration for the acquisition of the SLS shares consisted of a cash payment of 1,255,000 pounds sterling (approximately $1.9 million) and the issuance of 25,044 shares of the Company's Common Stock. The Company also paid approximately $1.3 million to retire SLS debt. The consideration paid was based upon arms-length negotiations between the Company and the holders of the SLS shares. SLS holds patents pending, invented by Marc Clement, Ph.D, which are compatible with the Zaias patent exclusively licensed to the Company in the field of laser depilation. SLS has been developing and clinically evaluating laser depilation technology since 1993 and presently manufactures its CHROMOS 694 "long pulse" ruby laser depilation system.

On March 13, 1997, in a transaction accounted for as a purchase, the Company completed the purchase of capital stock representing in the aggregate of 75% interest in Integrated Technologies Research Limited, a privately held Welsh company which will be renamed ITR Biophile Limited ("ITR"). ITR engages in the research and development of software and related hardware in the following areas: 1) laser scanning systems, 2) laser marking systems, 3) adaptive "Smart Card" read/write technologies, and 4) other highly sophisticated related technological areas. ITR was the originator of the present scanning system and smart card technologies utilized in the CHROMOS 694 Ruby Laser. The shareholders of ITR received 250,000 shares of the common stock of the Company for the 75% interest in ITR.

The Company has entered into a letter of intent to purchase capital stock representing in the aggregate of 81% interest in Converting Laboratories, Inc. ("CLI"), a Wisconsin corporation. CLI is a manufacturing company which will produce the Bandeze and some of the other radio frequency hair removal products for the Company. The Company has paid to CLI a total of $813,000 over the past year which has been included in research and development expense in the current year.

Due to the fact that the SLS acquisition and the Classy Lady Merger occurred at approximately the beginning of 1997, proforma information is not presented as it does not differ materially from actual results.

The following proforma information give effect to the SLS transaction accounted for as a purchase acquisition, and the Classy Lady Merger accounted for as a non-monetary exchange, as if they had occurred on June 1, 1995:


                                                  Year Ended
                                                  May 31, 1996
                                                   (Unaudited)
            Revenues                              $ 4,808,945

            Net loss                              $(3,497,872)

            Net loss per common share             $      (.12)

            Loss applicable to common stock       $(4,770,705)

The SLS acquisition and the Classy Lady Merger contributed $979,377 and
      $527,613 to 1997 revenue respectively and $3,281,957 and 9,210,336 of net loss, respectively to the results for 1997.

17.   LEGAL MATTERS

The Company holds an exclusive license with Thomas L. Mehl, Sr. for certain enumerated patents as well as Mehl's new inventions in the hair removal field. A dispute arose as to the Company's compliance with the terms of that license and as to the termination of the license. On March 20, 1991, the Company filed a complaint in the Federal District Court in Massachusetts (Civil Action No. 91-10868-Z) against Mr. Mehl. After consummation of the Merger, each of Mehl and the Company entered into full settlement and release on June 14, 1996 with respect to the litigation and dismissed all claims against each other. Neither party was or will be paid any money or other consideration from the other in connection with such settlement and release.

On December 5, 1996 the Company commenced an arbitration with the American
      Arbitration Association in New York, New York to terminate a joint venture with Laser Industries Limited ("Laser"). The joint venture was formed in December, 1995, when Laser and Classy Lady executed a Joint Venture Formation Agreement to exploit patented laser hair removal technology exclusively licensed to Classy Lady. Under the terms of the agreement, Classy Lady and Laser formed a new corporation, Sharplan 2000, Inc. ("Sharplan"), owned 50% by Classy Lady and 50% by Laser but managed exclusively by Laser and having a majority of directors appointed by Laser. The Company commenced the arbitration to terminate the license granted to Sharplan and unwind the joint venture. The Company is basing this action on a dispute concerning the nature of technological and financial contributions to be made to the joint venture by Laser and an additional dispute concerning whether Laser utilized technology within the joint venture which was in fact developed by SLS prior to the purchase by the Company of a controlling interest in SLS in June, 1996.

On December 23, 1996, Laser asserted two counterclaims in the arbitration proceedings, claiming that the Company has breached an alleged fiduciary duty owed to Laser and Sharplan and seeking a declaration that the Company may not grant a sublicense of certain patent rights to SLS. The Company has filed a response to these counterclaims requesting dismissal on the grounds that neither claim is arbitrable. On April 7, 1997, LIL filed an amendment to its original counterclaim to permanently enjoin the Company and SLS from selling lasers for hair removal in the United States.

In a separate action filed in England in October, 1996, SLS commenced an action against Laser, a laser manufacturer Spectron Laser Systems Limited ("Spectron") and related parties, for orders preventing Laser from using SLS's technology and stopping Spectron from supplying SLS's technology to Laser.

In March, 1997, the Company filed suit against Palomar Medical Technologies,
      Inc. ("Palomar") and its subsidiaries, Spectrum Medical Technologies, Inc., Spectrum Financial Services, LLC, and a New Jersey dermatologist for patent infringement and unfair competition. The suit was filed in the United States District Court for the District of New Jersey and alleges that the defendants infringe on the patented method of laser hair removal owned by Dr. Nardo Zaias and exclusively licensed to the Company and that the defendants have improperly marketed laser hair removal products before receiving FDA approval. The Company is seeking monetary damages and injunctive relief to restrain Palomar from marketing its laser hair removal products in the United States. The litigation is only in its initial stages. In March, 1997, Palomar served the Company with a lawsuit it filed in the United States District Court in Massachusetts seeking to declare the patent embodying the laser hair removal technology exclusively licensed to the Company to be invalid. Further amendments to this action have also been sought by Palomar. The Company has moved to dismiss the Massachusetts action and counsel for Palomar has agreed to its dismissal. It is likely however that the assertion of invalidity will be raised in the Company's New Jersey action against Palomar.

On August 11, 1997, the Federal District Court in New Jersey rejected
      Palomar's attempt to prevent the Company from pursuing unfair competition claims under New Jersey law relating to allegations of improper promotions of Palomar's Epilaser(TM) for hair removal usage.


18. SUBSEQUENT FINANCING

On August 5, 1997, the Company completed a loan agreement with Clearwater
      Fund IV, LLC allowing the Company to borrow up to $7 million to be used in connection with the manufacture and delivery of laser hair removal systems and for general working capital purposes. The loan is executable in two steps, with $4 million borrowed upon execution of the loan documents and the remaining $3 million to be borrowed at any time after the Company has delivered fifty (50) lasers under effective license agreements with a third party physician, clinic or hospital. To qualify these lasers must have been delivered after July 15, 1997. The loan bears interest at 15% per annum payable in arrears on a monthly basis and is due on January 15, 1998. The loan is secured by all of the Company's assets and approval must be obtained from Clearwater for all expenditures made with the loan proceeds. As additional consideration for the loan, the Company issued common stock purchase warrants according to the following schedule:

       Date                   Shares           Price       Expiration
       ----                   ------           -----       ----------
       08/05/97              750,000           $2.50       08/05/02
       Date of second        750,000           $2.50       5 years from date of
       borrowing                                           second borrowing
       10/02/97            1,000,000           $2.50       07/15/02
       12/02/97              500,000           $2.50       07/15/02

Included as part of the loan agreement, the Company agreed, with shareholder approval, to exchange all 2,231 shares of $1,000 stated value Series C, 5% cumulative preferred stock and all 10,000 shares of $1,000 stated value Series D, 5% cumulative convertible preferred stock for 12,231 shares of $1,000 stated value Series E, 5% cumulative convertible preferred stock.

Each share of Series E stock is convertible into common stock of the Company at 80% of the average market price on the five trading days prior to conversion but in no event shall the conversion price be greater than $3.125. The Company agreed to file a registration statement covering the public sale of the shares of common stock receivable upon conversion of the Series E stock and the holders agreed not to sell or transfer any such shares on or before February 28, 1998. Dividends are to be paid quarterly beginning August 31, 1997.

19.   RESTATEMENT OF FINANCIAL STATEMENTS

In May 1997, the Company was notified by the Securities and Exchange
      Commission ("SEC") that the manner with which the Company had accounted for its issuance of convertible preferred stock and debentures was inconsistent with the views of the SEC's accounting staff. In a letter to the Emerging Issues Task Force of the Financial Accounting Standards Board in March of 1997, the SEC had formalized their interpretation of the application of generally accepted accounting principals with regard to accounting for the issuance of securities with "beneficial conversion features".

The financial statements for 1996 have been restated to conform to the SEC position in this regard. As a result of the restatement, interest expense and preferred stock dividends increased by $1,033,000 and $1,228,000, respectively. Additional paid-in-capital has been increased by $2,261,000 to reflect the intrinsic value of the beneficial conversion features of Series C convertible preferred stock and convertible debentures (see Notes 8 and 9).

The Company's net loss, loss per common share and loss applicable to common stock for the year ended May 31, 1996, originally reported and as restated are as follows:

                                                             Increase
                                                                   Resulting
                                                 As Originally        From                  As
                                                   Reported        Restatement           Restated
                                                   --------        -----------           --------
            Net loss                              $(590,872)       $(1,033,000)       $(1,623,872)

            Net loss per common share             $    (.05)       $      (.16)       $      (.21)

            Loss applicable to common stock       $(635,705)       $(2,261,000)       $(2,896,705)

20.   CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

As shown in the accompanying financial statements, the Company has incurred substantial losses from operations and, as a result, has had to obtain financing to fund operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's future results of operations initially depend to a substantial degree on the ability of the Company to license parties worldwide to utilize the CHROMOS 694 Ruby Laser manufactured by SLS and for such licenses to successfully sell hair removal services utilizing this product. The ability of such licensees to market such services will in part depend on the public's acceptance of the use of lasers to remove hair, as to which there can be no assurance, and the strength of the Company's competitors. The Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company. The Company may be required to find alternative means for marketing and selling its laser hair removal services, and thereby experience substantial delays and costs. No assurance can be given that the Company would be able to find an acceptable alternative means of marketing and selling its laser hair removal systems, or if such an alternative means was found, that it would be successful.

The Company completed a loan agreement as of August 5, 1997 with Clearwater
      Fund IV, LLC allowing the Company to borrow up to $7 million to be used in connection with the manufacture and delivery of laser hair removal systems and for general working capital purposes. The loan bears interest at 15% per annum payable in arrears on a monthly basis and is due on January 15, 1998. Although the Company anticipates that income from laser hair removal technologies will continue to increase, currently the Company is not generating sufficient revenue from operations to provide the facility to repay the loan. The Company must secure additional financing to enable it to repay the loan and carry out its near and mid-range plans. The Company plans to achieve its objectives through either private or public offering of equity or debt. The Company is also investigating long term financing for the purchase and subsequent placement of its lasers

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                    COMPUTATION OF NET LOSS PER COMMON SHARE

                                                               YEAR ENDED MAY 31
                                                             1997                1996
                                                         ------------        ------------
Weighted average number of shares outstanding:


      Primary                                              41,306,434          14,075,207

      Fully diluted                                        41,306,434          14,075,207

Primary:

      Net loss                                           $(13,349,455)       $ (1,623,872)
      Paid and cumulative undeclared preferred
        stock dividends                                      (495,171)            (44,833)
      Implied dividend equal to intrinsic value of
        preferred stock conversion feature                   (625,000)         (1,228,000)
                                                         ------------        ------------
                                                         $(14,469,626)       $ (2,896,705)

Net loss applicable to common stock                      $       (.35)       $       (.21)


For the above years, earnings per share, assuming full dilution, has not been presented since the effect would be antidiluting.

                                  Exhibit Index

Exhibit 3.1       Restated Certificate of Incorporation of the Corporation
                  (incorporated by reference to Information Statement on Schedule 14C dated October 28, 1996).

Exhibit 3.2       Certificate of Designation of 5% Cumulative Convertible
                  Preferred Stock, Series D (incorporated by reference to
                  Registration Statement on Form S-3 dated March 31, 1997).

Exhibit 3.3       Certificate of Designation of 5% Cumulative Convertible
                  Preferred Stock, Series E.

Exhibit 3.4 By-laws of the Corporation, as amended (incorporated by reference to Annual Report on Form 10-KSB for year ended May
                  31, 1996).

Exhibit 4 Form of Warrant to purchase 750,000 shares of Common Stock issued to Clearwater Fund IV, LLC dated August 5, 1997.

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

Exhibit 10.4      Amended Exclusive License Agreement for Patented Laser Hair
                  Removal Invention dated December 5, 1995 by and between Classy
                  Lady by Mehl of Puerto Rico, Inc. and Nardo Zaias, M.D.
                  (incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 1996).

Exhibit 10.5      Exclusive License Agreement for Patented Consumer Hair Removal
                  Products dated December 5, 1995 by and between Classy Lady by
                  Mehl of Puerto Rico, Inc. and Thomas L. Mehl, Sr.
                  (incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 1996).

Exhibit 10.6      Joint Venture Formation Agreement between Laser Industries
                  Limited and Classy Lady by Mehl of Puerto Rico, Inc. dated as of December 19, 1995 (incorporated by reference to Annual
                  Report on Form 10-KSB for year ended May 31, 1996).

Exhibit 10.7      Securities Purchase Agreement with GFL Performance Fund
                  Limited dated May 15, 1996 (incorporated by reference to
                  Registration Statement on Form S-3 dated July 1, 1996).

Exhibit 10.8      Registration Rights Agreement with GFL Performance Fund
                  Limited dated May 15, 1996 (incorporated by reference to
                  Registration Statement on Form S-3 dated July 1, 1996).

Exhibit 10.9 Securities Purchase Agreement dated as of February 28, 1997 by and between the Registrant and Clearwater Fund IV, LLC and Clearwater Offshore Fund Ltd. (incorporated by reference to
                  Registration Statement on Form S-3 dated March 31, 1996).

Exhibit 10.10 Registration Rights Agreement dated as of May 31, 1996 by and between the Registrant and Clearwater Fund IV, LLC and
                  Clearwater Offshore Fund Ltd. (incorporated by reference to
                  Registration Statement on Form S-3 dated March 31, 1996).

Exhibit 10.11     1997 Incentive Plan.

Exhibit 10.12     Loan Agreement dated August 5, 1997 with Clearwater Fund IV,
                  LLC.

Exhibit 10.13     Licensing Agreement dated as of March 13, 1997 between Selvac
                  Acquisition Corp. and Mehl Group Marketing, Inc.

Exhibit 10.14     Form of Laser Services Agreement entered into by Mehl Group
                  Marketing, Inc. and providers of laser hair removal services.

Exhibit 10.15 Employment Agreement between the Company and Robert Figliozzi dated as of March 18, 1997.

Exhibit 21        Subsidiaries of the Registrant.

Exhibit 23.1      Consent of Joseph Decosimo & Company.

Exhibit 23.2      Consent of Bond, Andiola & Company.