Form 10-Q
period 1997-08-31
MEHL BIOPHILE INTERNATIONAL CORP
filed 1997-10-20
CIK 726608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The number of shares outstanding of the Registrant's class of common stock, as of August 31, 1997 is 43,993,301 shares of common stock, $.01 par value.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION

                                      Index

                                                                            Page
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Condensed consolidated balance sheet as
                  of August 31, 1997                                          3

                  Condensed consolidated statements of
                  operations for the three months ended
                  August 31, 1997                                             4

                  Condensed consolidated statements of
                  cash flows for the three months ended
                  August 31, 1997                                             5

                  Notes to condensed consolidated financial
                  Statements                                                  7

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations               9

PART II. OTHER INFORMATION:

         Item 2.  Changes in Securities                                      12

         Item 3.  Exhibits and Reports on Form 8-K                           12

                  Signature

PART I.  FINANCIAL INFORMATION:
Item 1.           Financial Statements

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 AUGUST 31, 1997

                                     ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                       $    755,497
  Accounts Receivable, net of allowance for doubtful accounts of $685,086         705,801
  Inventories                                                                     616,757
  Current portion of note receivable                                               30,372
  Other current assets                                                            398,657
                                                                             ------------
         Total current assets                                                   2,507,084

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $1,400,446                                                                9,673,127
PATENTS AND PATENT RIGHTS, net of accumulated amortization
   of $1,839,932                                                                4,768,300
NOTES AND LOANS RECEIVABLE, net of current portion                                400,000
OTHER ASSETS                                                                       13,722
DEFERRED LOAN COSTS net of accumulated amortization of $34,933                    184,067
                                                                             ------------
                                                                             $ 17,546,300
                                                                             ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short Term Loan                                                            $  4,000,000
  Accounts payable                                                              2,542,786
  Accrued expenses                                                              1,268,017
  Other current liabilities                                                       231,578
                                                                             ------------
         Total current liabilities                                              8,042,381
                                                                             ============

STOCKHOLDERS' EQUITY:
 Serial preferred stock, $10 par value, $1,000 stated value, authorized -
    200,000 shares:
         Series E, 5% cumulative convertible;
           issued and outstanding - 12,231 shares                              12,231,000
Common stock, $.01 par value, 60,000,000 shares
    Authorized - 46,468,260 shares issued                                         464,683
Additional paid-in-capital                                                     25,842,331
Accumulated deficit                                                           (27,936,411)
Foreign currency translation adjustment                                          (142,085)
                                                                             ------------
                                                                               10,459,518

Treasury stock, at cost, 2,474,959 common shares                                 (955,599)
                                                                             ------------
         Total stockholders' equity                                             9,503,919
                                                                             ------------

                                                                             $ 17,546,300
                                                                             ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            AUGUST 31,
                                                     1997               1996
                                                  -----------       -----------
                                                                   (AS RESTATED)
REVENUES                                          $   852,718         1,505,691

COST OF REVENUES                                      691,736           798,586
                                                  -----------       -----------

GROSS MARGIN                                          160,982           707,105
                                                  -----------       -----------

OPERATING EXPENSES:
  Selling, general and administrative               4,549,343         1,522,883
  Research and development                            283,037           307,803
                                                  -----------       -----------
    TOTAL OPERATING EXPENSES                        4,832,380         1,830,686

OPERATING LOSS                                     (4,671,398)       (1,123,581)
                                                  -----------       -----------

OTHER INCOME (EXPENSES)
  Investment income                                    31,586           173,713
  Interest Expense                                    (47,387)          (14,277)

NET LOSS                                           (4,687,199)         (964,145)
                                                  -----------       -----------

NET LOSS PER COMMON SHARE                         $     (0.13)      $     (0.03)

LOSS APPLICABLE TO COMMON STOCK                   $(5,296,206)      $(1,245,395)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                 AUGUST 31,
                                                                                            1997             1996
                                                                                         -----------     -----------
                                                                                                        (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                        $(4,687,199)       (964,145)
         Adjustments to reconcile net loss to net cash provided by operating activities:
                  Provision for bad debts                                                     14,389               0
                  Provision for notes and loans receivable                                   216,509               0
                  Depreciation and amortization                                              482,175         248,695
         Changes in operating assets and liabilities, net of effects of acquisitions:
                  Accounts receivable                                                       (373,227)        453,585
                  Inventories                                                                (59,575)       (390,543)
                  Other operating assets                                                     470,051        (293,515)
                  Accounts payable                                                        (1,164,817)        376,650
                  Accrued expenses                                                          (237,278)        (27,668)
                  Other operating liabilities                                                106,578               0
                                                                                         -----------     -----------
         Net cash provided (used) by operating activities                                 (5,232,412)       (596,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Notes receivable repayments                                                         103,000               0
         Increase in notes and loans receivable                                             (144,652)       (352,838)
         Property and equipment acquisitions                                              (2,526,246)        (92,581)
         Purchase of held to maturity marketable securities                                        0         477,690
                                                                                         -----------     -----------
         Net cash used by investing activities                                            (2,567,898)         32,271
                                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Common stock, net of issuance costs                                                       0         128,591
         Loans received                                                                    4,000,000               0
         Note repayments                                                                           0         (53,499)
         Preferred stock dividends paid                                                      (27,887)       (147,339)
                                                                                         -----------     -----------
         Net cash from financing activities                                                3,972,113         (72,247)
                                                                                         -----------     -----------
EFFECT OF EXCHANGE RATE ON CASH                                                             (105,613)        (63,830)
                                                                                         -----------     -----------
INCREASE (DECREASE)  IN CASH FOR THE PERIOD                                               (3,933,810)      9,205,489
                                                                                         -----------     -----------
CASH AND EQUIVALENTS, beginning of period                                                  4,689,307       9,838,998
                                                                                         -----------     -----------
CASH AND EQUIVALENTS, end of period                                                      $   755,497     $ 9,208,168
                                                                                         ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  AUGUST 31,
                                                                            1997             1996
                                                                         -----------     -----------
                                                                                         AS RESTATED
SUPPLEMENTAL SCHEDULES OF NON-CASH, INVESTING AND FINANCING ACTIVITIES

EXISTING BUSINESS ACQUISITION COSTS:
         Issuance of common stock                                        $         0     $   543,292
         Loans and advances applied toward purchase price                                  1,946,380
                                                                                         -----------
                                                                                           2,489,672
                                                                                         -----------
COMPONENTS OF ACQUIRED BUSINESSES, IN AGGREGATE, ARE AS FOLLOWS:
         Accounts receivable                                             $         0         534,448
         Inventories                                                               0         204,748
         Property and equipment                                                    0         222,952
         Patents and patent rights                                                 0       5,183,180
         Other assets                                                              0           4,188
         Accounts payable and accrued expenses                                     0      (1,028,515)
         Current portion of notes and loans                                        0      (1,119,838)
         Long-term debt                                                            0        (804,885)
         Other liabilities                                                         0         (83,134)
                                                                         -----------     -----------
                                                                                         $ 3,113,144
         Less minority interest                                                             (623,472)
                                                                                         -----------
                                                                         $         0     $ 2,489,672

NOTES, LOANS AND ADVANCES USED TO RETIRE DEBT OF ACQUIRED BUSINESS       $         0     $ 1,253,620

ISSUANCE OF COMMON STOCK:
         Conversion of debt, net of unamortized issue costs              $         0         714,978
                                                                         -----------     -----------
         Payment of accrued interest                                               0          16,439
                                                                         -----------     -----------
         Conversion of preferred stock                                             0         150,000
                                                                         -----------     -----------

PREFERRED STOCK DIVIDEND EQUAL TO INTRINSIC VALUE
           OF BENEFICIAL CONVERSION FEATURES                             $   456,119     $   156,250
                                                                         -----------     -----------

VALUATION OF DEFERRED LOAN COSTS ISSUED IN CONJUNCTION WITH DEBT         $   219,000     $         0
                                                                         ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S.B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1997.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 MEHL/Biophile International Corporation and Subsidiaries Annual Report on form 10-KSB for the year ended May 31, 1997.

2.       CAPITAL TRANSACTIONS

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

               Date              Shares          Price            Expiration
               ----              ------          -----            ----------
         08/05/97                750,000         $2.50          08/05/02
         Date of second          750,000         $2.50          5 years from date
         borrowing                                              of second borrowing
         10/02/97              1,000,000         $2.50          07/15/02
         12/02/97                500,000(1)      $2.50          07/15/02

         These cost of these warrants, as valued using the Black Scholes model, is included as a deferred loan cost and is amortized over the period of the loan.

         Included as part of the loan agreement, the Company agreed to exchange all 2,231 shares of $1,000 stated value Series C, 5% cumulative preferred stock and all 10,000 shares of $1,000 stated value Series D, 5% cumulative convertible preferred stock for 12,231 shares of $1,000 stated value Series E, 5% cumulative convertible preferred stock.

         Each share of Series E stock is convertible into common stock of the Company at 80% of the average market price on the five trading days prior to conversion with no minimum price, but in no event shall the conversion price be greater than $3.125. The Company has filed a registration statement covering the public sale of the shares of common stock receivable upon conversion of the Series E stock and the

----------
(1) If loan remains unpaid by December 2, 1997 holders agreed not to sell or transfer any such shares on or before February 28, 1998. Dividends are to be paid quarterly beginning August 31, 1997.

         In connection with the Loan Agreement dated as of August 5, 1997 between the Company and Clearwater Fund IV,LLC ("Clearwater"). Thomas
         L. Mehl, Sr., the Company's President and Chairman, guaranteed the repayment to Clearwater of all amounts borrowed by the Company and pledged all of the shares of Common Stock of the Company owned by him as security for repayment of such borrowed amounts.

3        RECENT EVENTS

         The Company has entered into a letter of intent to purchase capital stock representing in the aggregate of 81% interest in Converting Laboratories, Inc. ("CLI"), a Wisconsin corporation. CLI is a manufacturing company which will produce the Bandeze and some of the other radio frequency hair removal products for the Company. The Company has paid to CLI a total of $909,865 of which $96,865 has been paid in the quarter to August 31, 1997. The whole amount has been written off.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ACQUISITIONS

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

RESULTS OF OPERATIONS:

         GENERAL OPERATING COMMENTS

         During the period, the Company has continued its transition from being essentially a single consumer product company with declining sales to a multifaceted technology company engaged in laser hair removal on a global basis. This change has necessitated an increase in administrative employees, legal expenses, patent fees and travel expense. Additionally, the Company has incurred substantial expenses to increase its sales and marketing capabilities in order to support the global introduction of the hair removal lasers. At the same time the Company, through its subsidiary Mehl Group Marketing Inc ("MGMI"), has commenced a program to license its lasers to revenue sharing partners wherein physicians will oversee the hair removal services.

         The licensing program began internationally in October 1996 but could not begin in the United States until marketing clearance was received from the Food and Drug Administration. The market clearance was received March 13, 1997. Under the licensing arrangements, MGMI will provide its partners with the use of a laser, training and maintenance and will receive a percentage of the gross revenue generated by the laser hair removal treatments.

         MGMI first delivered hair removal lasers into the United States in July 1997. As of October 10, 1997 the company has delivered 60 systems under revenue sharing agreements into the United States out of a total of 120 lasers in all countries. MGMI has continued to renegotiate revenue sharing contracts with customers who were initially sold lasers by SLS.

         Although the laser clinic revenues have commenced, significant revenues are not expected until the second half of the current fiscal year.

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

         RESULTS OF OPERATIONS

         Total net sales in the quarter to August 31, 1997 were $852,718, representing a reduction 43.36% from the $1,505,691 in the quarter to August 31, 1996. Consumer products division sales were down from $962,298 to $588,610 largely due to its major Japanese customer phasing out the current model of the Finally Free Ultra personal care product pending the introduction of its replacement, the Finally Free Ultra-Plus. Consumer product sales are expected to show improvements on the current quarter as the Ultra-Plus comes on stream in November 1997.

         The overall decline in revenues is also attributable to the changing business generally described above. Whereas in the previous period SLS generated external revenues, the majority of SLS sales of laser products are now made to the Company. Although the revenues from the group's laser hair removal license agreements have commenced, the bulk of the lasers now installed were not in place throughout the three month period to August 31, 1997. MGMI earned laser clinic revenues of $121,541 for the quarter. This is expected to increase in the forthcoming months as the company undertakes advertising and marketing support programs as part of its agreement with its customers.

         The total gross margin percentage decreased from 47% in 1996 to 18.9% in 1997. The gross margin percentage for the consumer products division decreased from 41.4% in 1996 to 32.5% in 1997 as a result of continued pricing pressure from competition. The laser hair removal business has yet to generate significant revenues but has incurred costs of sales due to the expense of installing and initial servicing. This has contributed to the low gross margin for the period.

         Selling, general and administrative expenses ("SG&A") for the quarter were $4,549,343 compared to $1,522,883 in 1996. This is attributable to the change in the business structure and the cost of continuing to develop the laser hair removal business. The company has continued to incur legal costs in relation to its litigation actions in the US and the UK described in the Company's 10-KSB for the year to May 31, 1997. The major components of SG&A in the quarter to August 31, 1997 were payroll ($903,416), marketing ($712,226), depreciation and amortization ($482,346), travel ($386,682), legal ($320,643) and shipping and installations ($317,165).

         Research and development in the company's laser hair removal products and other future products continued with costs of $283,037 compared to $306,803 in 1996. The company will continue to incur research and development costs in order to insure that it maintains technological superiority in its products.

         Investment income for the quarter was $31,586 compared to $173,713 in for the corresponding period in 1996. The decrease is attributed to the use of funds needed for operational cash flow.

         Net loss for 1997 was $4,687,199 compared to a net loss of $978,422 in 1996. The increased loss occurred as the company continued to develop its laser hair removal business especially in relation to its entry into the US market.

         No provision for income tax recovery has been provided for 1997 or 1996 due to the uncertainty concerning the Company's ability to utilize the future tax benefits of net operating losses generated during those periods.

         FINANCIAL CONDITION

         The Company's cash balance of $755,497 represented a decrease of $8,452,671 from the cash available of $9,208,168 at August 31, 1996. During the quarter the Company's cash was used primarily to finance the Company's operations and manufacture of lasers to be placed under licensing agreements.

         As described in note 2 to the financial statements discussed above in August 1997 the Company completed a short term loan agreement with Clearwater Fund IV, LLC allowing the Company to borrow up to $7 million be used in connection with the manufacture and delivery of laser hair removal systems and for other purposes. As at August 31, 1997 the Company had borrowed $4 million of this loan. The additional $3 million loan of the Clearwater loan discussed above was received by the Company in early September following the successful placement of the 50 lasers.

         The loan bears interest at 15% per annum payable in arrears on a monthly basis. The loan is secured by all of the Company's assets and approval must be obtained from Clearwater for all expenditures made with the loan proceeds. This loan is due for repayment on January 15, 1998.

         Although the Company anticipates that income from laser hair removal technologies will continue to increase, the Company is not currently generating sufficient revenues from operations to provide the facility to repay the loan. The Company is currently in negotiations with various parties to secure additional financing, through the private offering of equity or debt, to secure capital to repay the loan and fund future operations. The Company is also negotiating asset financing for the placement of its lasers. Pending completion of negotiations for refinancing, the Company has agreed to extended credit terms with certain vendors. The Company believes it will be able to sustain these extended credit terms until refinancing is complete.

         CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements. Factors that might cause such a difference include those discussed below.

         The Company's future results of operations initially depend to a substantial degree on the ability of the Company to (1) raise additional finance in the short term and (2) license parties worldwide to utilize the CHROMOS 694 Ruby Laser manufactured by SLS and for such licenses to successfully sell hair removal services utilizing this product. The ability of such licensees to market such services will in part depend on the public's acceptance of the use of lasers to remove hair, as to which there can be no assurance, and the strength of the Company's competitors. The Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company. The Company may be required to find alternative means for marketing and selling its laser hair removal services, and thereby experience substantial delays and costs. No assurance can be given that the Company would be able to find an acceptable alternative means of marketing and selling its laser hair removal systems, or if such an alternative means was found, that it would be successful.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES:

         In connection with the loan agreement with Clearwater Fund IV LLC, dated August 5, 1997, on July 30, 1997 the Company agreed to exchange all 2,231 shares of $1,000 stated value Series C, 5% cumulative preferred stock and all 10,000 shares of $1,000 stated value Series D, 5% cumulative convertible preferred stock for 12,231 shares of $1,000 stated value Series E, 5% cumulative convertible preferred stock.

         Each share of Series E stock is convertible into common stock of the Company at 80% of the average market price on the five trading days prior to conversion with no minimum price, but in no event shall the conversion price be greater than $3.125. The Company agreed to file a registration statement covering the public sale of the shares of common stock receivable upon conversion of the Series E stock and the holders agreed not to sell or transfer any such shares on or before February 28, 1998. Dividends are to be paid quarterly beginning August 31, 1997.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits:

                   11         Computation of Net Loss Per Common Share
                   27         Financial Data Schedule
                   99.2       Consolidated Statements of Changes in
                              Stockholders Equity


         (b)       Reports on Form 8-K

                   The company filed the following Current Report on Form 8-K during the first quarter of 1998:

                   Current Report on Form 8-K dated 23 June 1997




                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    MEHL/BIOPHILE INTERNATIONAL CORPORATION



BY: /s/ THOMAS L. MEHL
   ------------------------------
        THOMAS L. MEHL
        CHAIRMAN OF THE BOARD AND
         CHIEF EXECUTIVE OFFICER             DATE: 20 OCTOBER 1997



BY: /s/ TIMOTHY J. CHAPPLE
   ----------------------------
        TIMOTHY J. CHAPPLE
        PRINCIPAL FINANCIAL AND
         ACCOUNTING OFFICER                  DATE: 20 OCTOBER 1997