Form 10QSB
period 1997-11-30
MEHL BIOPHILE INTERNATIONAL CORP
filed 1998-01-20
CIK 726608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the Registrant's class of common stock, as of November 30, 1997 is 43,993,301 shares of common stock, $.01 par value.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION

                                      Index

                                                                             Page
PART I.  FINANCIAL INFORMATION:

         Item 1.      Financial Statements:

                      Condensed consolidated balance sheet as
                      of November 30, 1997                                     3

                      Condensed consolidated statements of
                      operations for the six and three months ended
                      November 30, 1997 and 1996                               4-5

                      Condensed consolidated statements of
                      cash flows for the six months ended
                      November 30, 1997                                        6-7

                      Notes to condensed consolidated financial
                      Statements                                               8

         Item 2.      Management's discussion and analysis of
                      financial condition and results of operations            10

PART II. OTHER INFORMATION:

         Item 3.      Exhibits and Reports on Form 8-K                         15

         Item 5.      Other Information                                        15

                      Signature                                                17

PART I.           FINANCIAL INFORMATION:

ITEM 1.           FINANCIAL STATEMENTS

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                NOVEMBER 30, 1997

                                     ASSETS
CURRENT ASSETS:                                                               $
  Cash and equivalents                                                            520,997
  Accounts Receivable, net of allowance for doubtful accounts of $271,535         975,712
  Inventories                                                                   5,827,892
  Current portion of note receivable                                               74,926
  Other current assets                                                          1,175,517
                                                                              -----------
         Total Current Assets                                                   8,575,044

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,007,651           5,446,864
PATENTS AND PATENT RIGHTS, net of accumulated amortization of $2,140,705        4,467,527
NOTES AND LOANS RECEIVABLE, net of current portion                                400,000
OTHER ASSETS                                                                       13,790
DEFERRED LOAN COSTS net of accumulated amortization of $271,754                   123,127
                                                                              -----------
Total Assets                                                                   19,026,352
                                                                              -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short Term Loan                                                               7,000,000
  Accounts Payable                                                              4,889,487
  Accrued Expenses                                                              1,661,774
  Other Current Liabilities                                                        57,165
                                                                              -----------
         Total Current Liabilities                                             13,608,426
                                                                              -----------

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value, $1,000 stated value, authorized -
  200,000 shares:
     Series E, 5% cumulative convertible; issued and outstanding -
      12,231 shares                                                            12,231,000
  Common stock, $.01 par value, 60,000,000 shares
  Authorized - 46,468,260 shares issued                                           464,683
  Additional paid-in-capital                                                   26,749,304
  Accumulated deficit                                                         (33,067,828)
  Foreign currency translation adjustment                                          (3,634)
                                                                              -----------
                                                                                6,373,525
 Treasury stock, at cost, 2,474,959 common shares                                (955,599)
                                                                              -----------
         Total Stockholders' Equity                                             5,417,926
                                                                              -----------
Total Liabilities and Stockholders' Equity                                     19,026,352
                                                                              -----------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                           NOVEMBER 30
                                                     1997               1996
                                                     ----               ----
                                                                    (as restated)
                                                 $                   $
REVENUES                                           1,829,813          1,837,198

COST OF REVENUES                                   1,389,235            940,542
                                                 ------------------------------

GROSS MARGIN                                         440,578            896,656
                                                 ------------------------------

OPERATING EXPENSES:
  Selling, general and administrative              8,562,930          3,392,130
  Research and development                           656,543            693,779
                                                 ------------------------------
TOTAL OPERATING EXPENSES                           9,219,473          4,085,909
                                                 ------------------------------

OPERATING LOSS                                    (8,778,895)        (3,189,253)
                                                 ------------------------------

OTHER INCOME (EXPENSES)
Investment income                                     71,088           (297,873)
Interest Expense                                    (226,830)           (18,702)

NET LOSS                                          (8,934,637)        (3,505,828)
                                                 ------------------------------

NET LOSS PER COMMON SHARE                              (0.24)             (0.09)

LOSS APPLICABLE TO COMMON STOCK                  (10,427,624)        (3,741,653)

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            NOVEMBER 30
                                                     1997               1996
                                                     ----               ----
                                                                   (as restated)
                                                 $                  $
REVENUES                                              977,095            331,507

COST OF REVENUES                                      697,498            141,956
                                                  ------------------------------

GROSS MARGIN                                          279,597            189,551
                                                  ------------------------------

OPERATING EXPENSES:
  Selling, general and administrative               4,013,586          1,869,247
  Research and development                            373,506            385,976
                                                  ------------------------------
TOTAL OPERATING EXPENSES                            4,387,092          2,255,223
                                                  ------------------------------

OPERATING LOSS                                      4,107,495          2,065,672
                                                  ------------------------------

OTHER INCOME (EXPENSES)
Investment income                                      39,500           (471,586)
Interest Expense                                     (179,443)            (4,425)

NET LOSS                                           (4,247,438)        (2,541,683)
                                                  ------------------------------

NET LOSS PER COMMON SHARE                               (0.12)             (0.06)

LOSS APPLICABLE TO COMMON STOCK                    (5,131,418)        (2,652,508)

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                               NOVEMBER 30
                                                                                        1997               1996
                                                                                        ----               ----
                                                                                                       (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:                                              $                   $

Net loss                                                                             (8,934,637)        (3,505,828)
Adjustments to reconcile net loss to net cash provided by operating activities:

Provision for bad debts                                                                (400,173)
Provision for obsolete inventory                                                       (139,833)
Provision for notes and loans receivable                                                248,963
Realized loss on marketable and non marketable security investments                   1,611,438            542,127
Depreciation and amortization                                                                75            506,615

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable                                                                    (200,957)           437,108
Inventories                                                                          (5,029,744)        (1,492,464)
Other operating assets                                                                 (293,764)          (745,105)
Accounts payable                                                                      1,076,224          1,115,072
Accrued expenses                                                                        (10,198)           189,236
Other operating liabilities                                                              91,159
                                                                                   -------------------------------

Net cash provided (used) by operating activities                                    (11,981,447)        (2,953,239)
                                                                                   -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes and loans receivable                                                 (118,662)          (716,296)
Property and equipment acquisitions                                                   1,178,077           (645,408)
Proceeds from sale of marketable securities                                                                477,690
                                                                                   -------------------------------

Net cash used by investing activities                                                 1,059,415           (884,014)
                                                                                   -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock, net of issuance costs                                                                        204,172
Loans received                                                                        7,000,000
Note repayments                                                                                           (138,248)
Preferred stock dividends paid                                                         (155,285)          (153,521)
                                                                                   -------------------------------

Net cash from financing activities                                                    6,844,715            (87,597)


EFFECT OF EXCHANGE RATE ON CASH                                                         (90,993)           129,419
                                                                                   -------------------------------

DECREASE IN CASH FOR THE PERIOD                                                      (4,168,310)        (3,795,431)

CASH AND EQUIVALENTS, beginning of period                                             4,689,307          9,838,998
                                                                                   -------------------------------

CASH AND EQUIVALENTS, end of period                                                     520,997          6,043,567
                                                                                   -------------------------------

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
SUPPLEMENTAL SCHEDULES OF NON-CASH, INVESTING AND                                            NOVEMBER 30
FINANCING ACTIVITIES
                                                                                       1997                1996
                                                                                                       (As restated)
                                                                                     $                  $
EXISTING BUSINESS ACQUISITION COSTS:
     Issuance of common stock                                                                               543,292
     Loans and advances applied toward purchase price                                                     1,946,380
                                                                                                        -----------
                                                                                                        $ 2,489,672
                                                                                                        -----------

COMPONENTS OF ACQUIRED BUSINESSES, IN AGGREGATE, ARE AS FOLLOWS:
     Accounts receivable                                                                                    534,448
     Inventories                                                                                            204,748
     Property and equipment                                                                                 222,952
     Patents and patent rights                                                                            5,183,180
     Other assets                                                                                             4,188
     Accounts payable and accrued expenses                                                               (1,028,515)
     Current portion of notes and loans                                                                  (1,119,838)
     Long-term debt                                                                                        (804,885)
     Other liabilities                                                                                      (83,134)
                                                                                                        -----------
                                                                                                        $ 3,113,144
                                                                                                        -----------

NOTES, LOANS AND ADVANCES USED TO RETIRE DEBT OF ACQUIRED BUSINESS                                      $ 1,253,620
                                                                                                        -----------
ISSUANCE OF COMMON STOCK:

     Conversion of debt, net of unamortized issue costs                                                    $714,978
                                                                                                        -----------
     Payment of accrued interest                                                                            $16,436
                                                                                                        -----------
     Conversion of preferred stock                                                                      $ 1,729,000
                                                                                                        -----------

PREFERRED STOCK DIVIDEND EQUAL TO INTRINSIC VALUE OF BENEFICIAL
CONVERSION FEATURES                                                                   1,187,211
                                                                                     ----------

VALUATION OF DEFERRED LOAN COSTS ARISING IN CONJUNCTION WITH DEBT                       394,881
                                                                                     ----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S.B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1997.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 MEHL/Biophile International Corporation and Subsidiaries Annual Report on form 10-KSB for the year ended May 31, 1997.

2.       CAPITAL TRANSACTIONS

         On August 5, 1997, the Company completed a loan agreement with Clearwater Fund IV, LLC ("Clearwater") whereby the Company has borrowed $7 million to be used in connection with the manufacture and delivery of laser hair removal systems and for general working capital purposes. The loan bears interest at 15% per annum payable in arrears on a monthly basis and was due on January 15, 1998 (Note 3 below describes an agreement to extend the period of the loan). The loan is secured by all of the Company's assets and approval must be obtained from Clearwater for all expenditures made with the loan proceeds. As additional consideration for the loan, the Company agreed to issue common stock purchase warrants according to the following schedule:

                 Date                      Shares                   Price            Expiration
                 ----                      ------                   -----            ----------

         08/05/97                            750,000                $2.50            08/05/02
         Date of second borrowing            750,000                $2.50            5 years from date of
                                                                                     second borrowing
         10/02/97                          1,000,000                $2.50            07/15/02
         12/02/97                            500,000                $2.50            07/15/02

         The cost of these warrants, as valued using the Black Scholes model, is included as a deferred loan cost and is amortized over the period of the loan. The deferred cost and amortization applied in the six month period covered by these financial statements are $394,881 and $123,127.

         Included as part of the loan agreement, the Company agreed to exchange all 2,231 shares of $1,000 stated value Series C, 5% cumulative preferred stock and all 10,000 shares of $1,000 stated value Series D, 5% cumulative convertible preferred stock for 12,231 shares of $1,000 stated value Series E, 5% cumulative convertible preferred stock ("Series E").

         Each share of Series E stock is convertible into common stock of the Company at 80% of the average market price on the five trading days prior to conversion with no minimum price, but in no event shall the conversion price be greater than $3.125. The Company has filed a registration statement covering the public sale of the shares of common stock receivable upon conversion of the

         Series E stock and the holders agreed not to sell or transfer any such shares on or before February 28, 1998. The conversion price of the Series E stock is subject to an adjustment whereby for each complete month after the end of August 1997 that the common stock receivable upon conversion have not been registered, the conversion discount will increase by 2%. At the end of November 1997, the conversion discount applying to these shares was 26%. Dividends of 5% per annum are to be paid quarterly ($152,888 per quarter) beginning August 31, 1997. The implied dividend from the discount attributable to the conversion rights contained within the Series E stock and represented in these financial statements as a loss to common stock holders for the period is $1,187,211.

         In connection with the Loan Agreement dated as of August 5, 1997 between the Company and Clearwater, Thomas L. Mehl, Sr., the Company's Chairman, guaranteed the repayment to Clearwater of all amounts borrowed by the Company and pledged all of the shares of Common Stock of the Company owned by him, amounting to 8,425,000 shares, as security for repayment of such borrowed amounts.

3        RECENT EVENTS

         The Clearwater loan dated August 5 and referred to in Note 2 above, was due for repayment on January 15, 1998. An amendment to this agreement ("the Amendment"), dated January 16, 1998, was reached between the Company and Clearwater whereby:

         1) Clearwater agreed to extend the due date of their $7 million loan by 90 days and provide additional extensions of 30 days on the remaining outstanding principal balance for each $1million of principal paid. All other terms of the loan agreement remain in force.
         2)  The Company agreed to:
             a)  Continue to pay interest on the loan when due;
             b)  Make ongoing repayments of the loan amounting to:
                 * 10% of the gross sales proceeds from the sale of any hair removal lasers;
                 *  10% of the gross proceeds from the financing of lasers
                    (e.g. from Medcap, as described below);
                 * 100% of the outstanding balance due upon receipt of any capital injection (debt or equity) in excess of $10 million;
                 * 25% of the proceeds from any capital injection of less than $10 million

         In connection with the Amendment, Thomas L. Mehl Sr. and Nardo Zaias each agreed to contribute four million shares of the Common Stock to the treasury of the Company. The contribution of capital by Dr. Zaias is to be effective immediately and the contribution by Mr. Mehl is to be effective upon the release of the pledge of his stock in the Company to secure the repayment of the $7 million loan from Clearwater. In consideration to the capital contribution, Dr. Zaias received an option from the Company to purchase 4 million shares of Common Stock at $5 per share. This option is exercisable on or after
         January 16, 2000 and expires on January 16, 2003.   Mr. Mehl will
         receive an option with the same terms upon the effectiveness of his capital contribution to the Company.

         Pursuant to the Amended and Restated Agreement and Plan of Merger dated as of June 4, 1996 between the Company, Classy Lady by Mehl of Puerto Rico ("Classy Lady") and Selvac Acquisition Corp. ("Merger Agreement"), individuals designated by a majority of the stockholders of Classy Lady had the right to share in certain proceeds derived from the sale of laser hair removal joint ventures entered into by the Company or its subsidiaries. The Company has disclosed that the recipients to share in such proceeds were Thomas L. Mehl Sr. and Nardo Zaias. In connection with the Amendment to the Clearwater Loan Agreement, the Company, Mehl Technologies, Inc.

         (the successor to Classy Lady), Mr. Mehl and Dr. Zaias entered into a Termination Agreement, dated January 16, 1998, which eliminated the revenue sharing provisions set forth in the Merger Agreement.

         In connection with the contribution by Nardo Zaias of Common Stock to the Treasury of the Company and the waiver by Dr Zaias to receive any proceeds from the sale of laser hair removal joint ventures, Mehl Technologies, Inc. ("MTI") agreed that if MTI enters into a third sublicense arrangement under the exclusive sublicense held by MTI for the method of hair removal patented by Dr. Zaias:
         1) MTI will pay to Dr. Zaias 25% of the revenues derived by MTI from the third sub license; and
         2) If all or substantially all the assets or stock of MTI are sold, Dr. Zaias will have the right to receive 25% of the fair market value of the third sublicense at the time of such sale payable in the form of consideration paid in the sale transaction.
         Under the joint venture presently in effect with Laser Industries Limited ("LIL"), MTI is not permitted to enter into a third sublicense. This sublicense will only be entered into if the joint venture with LIL is terminated or if MTI otherwise reaches an agreement or settlement with LIL to permit such sublicense.

         On December 9 and 11, 1997, the Company entered into a two subscription agreements whereby J. Barrie Farrington and Pacific Advisors Ltd purchased an aggregate of 1,500, Convertible Preferred Stock, Series F for an aggregate consideration of $1,500,000. The shares do not pay a dividend but are entitled to receive a dividend along with the holders on Common Stock on an as-if-converted basis.
         The shares are convertible into Common Stock of the Company, par value $0.01 per share (Common Stock), at any time 40 days after the issuance of the shares. The shares are convertible at 75% of the average closing bid price for the five trading days immediately prior to the conversion. The conversion price is subject to adjustment so that if, at the end of any month after the date which is 40 days after the original issuance date of the shares, the average closing bid price of the Common Stock on the five consecutive days prior to the end of such month is less than $1.50, then, in each case the percentage discount from the market price shall be increased by 2%. The shares were sold in reliance on Regulation S promulgated under the Securities Act 1993.
         The Company used the proceeds of this offering for working capital purposes.

         The intended acquisition of Converting Laboratories, Inc. ("CLI"), reported previously, has not been completed. CLI is the manufacturer of one the Company's new consumer products, the hair removal patch. The Company is continuing to evaluate the final terms of the transaction with a view to making a decision during 1998. The Company has advanced a total of $969,065 to CLI, of which $156,065 has been paid in the six months to November 30, 1997. The whole amount has been reserved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         The Company has continued to accumulate losses and utilize its cash resources while developing its laser hair removal and consumer products businesses. The loss for the three months and six months to November 30, 1997 was $4,247,438 and $8,934,637 respectively. The Company's revenues for the six months to November 30, 1997 have fallen marginally to $1,829,813 compared to $1,837,198 for the same period in 1996. However the losses have increased from $3,505,828 to $8,934,637. The Company's overall gross margin percentage has fallen in relation to the comparative period from 48.8% to 24%. This results from lower margins arising in the Consumer Products Division and the high initial direct costs associated with installation of lasers and training customers under the Laser Services Agreement. However, the principal contributory factor to the increase in losses is the rise in operating expenses from $4,085,909 to $9,219,473.

         The increase in losses has resulted from the relatively high selling, general, administration costs, including legal costs associated to defend the Company's intellectual property rights, as the Company continues to its develop both its laser hair removal business and Consumer Products Division. The main components of operating expenses for the period were Payroll ($2,146,004), Depreciation and Amortization ($1,611,438) Marketing & Selling ($927,990), Legal &
         Professional ($922,320) and Travel ($748,366).   The Company has
         identified savings in operating overheads, including significant
         payroll reductions, which will be implemented immediately.   Further
         the Company anticipates Legal & Professional and Travel costs to be similarly reduced. Marketing & Selling costs are likely to increase as a result of the planned continued development of the business.

         The Company has continued its litigation actions against Laser Industries, Palomar and Spectron and this has been the principal reason for the Company incurring high legal costs.

         Research and Development costs have continued at a rate similar to the previous period especially as they relate to the continuing development of the Company hair removal laser products and the research into the hair removal treatment methods. The Company anticipates similar continuing research and development costs into existing and new products areas.

         Laser Hair Removal

         Although the Company's total revenue is similar to the previous period, the mix of revenues has changed significantly reflecting the overall changing nature of the Company's operations. The Company's laser hair removal division has generated 60% of the Company's revenue. The decision to sell lasers has had an immediate effect on revenue as these laser sales of $591,391 represented 32.3% of revenue. Revenue arising from the Company's share of laser hair removal services offered by the Company's licensed customers was $334,183 or 18.3% of total revenue.

         Revenue generated by laser hair removal is below the Company's expectation. As at January 16, 1998, the Company has placed 130 lasers, which includes 69 in North America. Recognizing that the Company has yet to realize the full potential of these contracts, the Company has adopted a revised marketing support program devised to enhance the ability of the licensed customer to generate a continuing income stream from laser hair removal services. The Company anticipates that this program, which uses initial training and ongoing support to enhance the marketing activities of the customer, will lead to enhanced revenue generation. The development of this marketing program in the short term, and therefore the increase in revenues, is dependent upon the Company being able to raise additional working capital to fund the program.

         Consumer Products

         Revenues from Consumer products were $731,880, at a gross margin of 36%. The division made a loss $140,682 compared to a profit of $294,936 for the comparative period in 1996. The division's revenue and gross margin suffered from the phasing out of its Finally Free(tm) Ultra from its principal market, Japan, ahead of the launch of its replacement product the Finally Free(tm) Ultra Plus in November 1997. The division's future prospects were improved in October 1997 when the Company received FDA clearance to market the Finally Free Ultra in the United States. The Company is actively marketing its products in the United States and anticipates significant revenue growth during 1998. A new product, the hair removal patch was launched in early January 1998. This accessory to the Finally Free product is expected to result in increased sales of the Company's products throughout 1998 and initial levels of interest from the Company's overseas customers have been very encouraging.

FINANCIAL CONDITION

         The Company has continued to absorb cash resources as it builds its hair removal and consumer products divisions. During the six month period to November 30, 1997 cash consumed by operating and investing activities of $10,922,032 was partly offset by the Clearwater loan of $7,000,000. Otherwise the Company has utilized the majority of its available cash resources. Cash at the end of the period was $520,997. Over the six month period to November 30, 1997, the Company has been consuming cash at an average rate of nearly $2 million per month, however as a result of the reductions in operating overhead costs mentioned above, the Company expects this consumption to significantly reduced with immediate effect. The Company has suffered a severe cash shortage in the period to November 30, 1997. The cash shortage has had a material effect on the way the business has been operated. During this period and in the intervening period the Company has not been able to meet all of its creditor payments as they have fallen due. Although the Company has negotiated extended credit terms with some of its vendors, the cash shortage has had led to a shortage of some component parts for the manufacture, service and maintenance of its laser systems. This shortage in turn has led to a loss of income from customer's lasers being out of operation for a period. The Company needs to locate additional sources of working capital in order to pay its current outstanding creditors.

         Under the terms of the agreement reached on January 16, 1998 the Clearwater loan repayment has been extended 90 days beyond its original repayment date of 15th January 1998. The loan will be further extended by periods of 30 days, should the Company be able to make a payment of $1 million before the end of the 90 day extension. Subsequent payments of $1 million will give the Company further 30 day extension periods. The Company is neither currently generating sufficient income, nor has the cash available to make this repayment. The Company will default on the repayment unless additional working capital financing can be located. Management believes it has identified potential sources of capital sufficient to meet these obligations. The Company is not able, however, to make any assurances that the financing will be available before the revised repayment date.

         In December 1997, the Company sold 1,500 Series F Preferred Shares for $1,500,000. The proceeds of this sale have been used for operating purposes and payment of outstanding trade payables. All cash generated from operations since the period end has been used to fund continuing operations.

         In December 1997, the Company entered into a financing arrangement with the Medcap Financial Corporation Inc. ("Medcap"). Under this agreement the Company will receive approximately $100,000 for each of its Chromos 694 ruby laser hair removal systems placed, under the terms of a new Laser Services Agreement, with customers in the United States. The new Laser Services Agreement requires the Company's customers to commit to a minimum monthly payment over the term of a three year contract. The lasers will become the property of Medcap for the term of the agreement and the Company has assigned its rights to the minimum monthly guaranteed amount to Medcap. There is no recourse by Medcap to the Company in the event of a customer defaulting the minimum monthly payment. The Company has the right to repurchase the laser at the end of the term of the agreement for $10. The Company has received approval for financing of new Laser Services Agreements but has not yet completed any.

         Medcap has also agreed to provide approximately $100,000 for existing lasers providing the customers agree to switch to the new format contract. The new Laser Services Agreement allows the share of revenues due to the Company to reduce if certain gross income targets are reached.

         As at November 30, 1997, the Company had outstanding accounts payables and accrued expenses of $6,551,261. A large proportion of this is overdue. If Company does not receive additional working capital, the ability of the company to continue operating will be severely diminished, as revenues are not currently sufficient to generate enough cash to settle outstanding accounts payable. While the Company has identified additional potential sources to settle outstanding accounts payable, it can not make assurances that such funding will be achieved.

         The Company's cash flow statement for the six months to November 30, 1997 shows disposal of plant & equipment of $1,178,077. This has not generated cash inflow, but reflects an accounting change in the classification of assets between inventory and plant & equipment. The reduction in plant & equipment is matched by a corresponding increase in inventory. This arises due to an amendment in the Company's policy to build laser systems and accessories for its own use only. The Company has made two changes in policy leading to the change in accounting treatment. Firstly, a finance deal with Medcap, discussed above, will result in the Company selling the lasers to Medcap. Secondly, the Company has decided to sell lasers outright to customers in certain geographic territories of the world where a revenue sharing license arrangement is not financially attractive. Had this change not taken place the Company's plant & equipment would have increased by $4,069,901. The Company's increase in inventory of $5,029,744 is likewise affected and had this change not taken place the Company's inventory would have decreased by $218,234.

         Together with the introduction of the Medcap financing arrangement the Company has undertaken other measures designed to reduce the cash usage of the business. Firstly, the Company is concentrating on cutting its cash outflows by reducing its fixed operating overhead. The Company does not anticipate its operations will be materially affected by these reductions. Secondly, the Company has identified opportunities to increase its cash inflows from revenues generated.
         As mentioned above, the Company has decided to sell laser systems outright in addition to boosting its revenue sharing program by introducing an enhanced marketing support program. This program has included the reallocation of the Company's resources to train and assist licensed customers develop their hair removal businesses through planned advertising and media campaigns.

         A temporary cessation in the contracting of the Company's Chromos 694 ruby laser hair removal system while a source of laser financing (e.g. Medcap) was secured has resulted in the Company holding inventory of finished goods, work in progress and raw materials at the end November 30, 1997 of $5,286,544 relating to its laser products. The Company expects that the development of third party sales of laser systems and accessories will not only boost revenues but will result in inventories being held at lower levels.

         The Company has identified it needs to locate additional working capital of between $5 million and $10 million, to finance outstanding payables, repay the Clearwater loan and fund ongoing operations until the Company generates a positive cash flow. The amount of financing required will depend on the volume of laser sales and the revenue growth from Laser Service Agreements. It is also dependent upon the amount of cash raised from laser financing (Medcap) resulting from new laser placements and the conversion of existing contracts to the new Laser Services Agreement.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed below.

         The Company's future results of operations initially depend to a substantial degree on the ability of the Company to:
         1)  Raise additional working capital;
         2) Place lasers under the new Laser Service Agreement and thus release working capital from Medcap;
         3) Persuade its targeted number of existing customers to adopt the new Laser Services Agreement and thus release working capital from Medcap;

         4) Fund the full implementation of its new marketing program and to achieve the expected levels of revenue share income growth; and
         5) Make sufficient operating overhead cuts to reduce the cash outflow from the Company.
         No assurance can be given that the Company will succeed in any or all of the above.

         The ability of the Company to generate revenues from Laser Services Agreements will in part depend on the public's acceptance of the use of lasers to remove hair, as to which there can be no assurance. It will also be dependent upon the strength of the Company's competitors and the ability of those competitors to sell lasers into the same target markets as those of the Company. The Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company.

         Further, the Company's future results may depend upon the Company's ability to successfully defend its intellectual property rights and in particular on the outcome of the current litigation against Palomar which alleges infringement of the Zaias patent. While Management believes the Company's patents are valid, no assurances can be given that the Company will able to successfully defend its intellectual property.

         Although Management believes the use of lasers is currently the most effective for long term hair removal, the Company can not make any assurances that a technological innovation by a competitor will not render its products obsolete.

PART II. OTHER INFORMATION

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

         11       Computation of Net Loss Per Common Share
         27       Financial Data Schedule
         99.2     Consolidated Statements of Changes in Stockholders Equity

Reports on Form 8-K:
         The company filed the following Current Report on Form 8-K during the second quarter of 1998:

         Current Report on Form 8-K/A dated September 26, 1997


ITEM 5.  OTHER INFORMATION

         Antonius H. Clemens resigned from the office of Director in September 1997. At a meeting of the Board of Directors on January 12, 1998 Paul
         W. Hartloff Jr. resigned from the office of Director of the Company and AnnMarie Mehl resigned from offices of Director and Secretary of the Company. At the same meeting David E. Fowler was appointed as Secretary of the Company. On January 15, 1998, Dr. Pitchit
         Suvanprakorn resigned from the office of Director of the Company.

         The Clearwater loan dated August 5, 1997 was due for repayment on January 15, 1998. An amendment to the loan agreement ("the Amendment") was reached between the Company and Clearwater on January 16, 1998, whereby:

         1) Clearwater agreed to extend the due date of their $7 million loan by 90 days and provide additional extensions of 30 days on the remaining outstanding principal balance for each $1million of principal paid. All other terms of the loan agreement remain in force.
         2)  The Company agreed to:
             a)  Continue to pay interest on the loan when due;
             b)  Make ongoing repayments of the loan amounting to:
                 * 10% of the gross sales proceeds from the sale of any hair removal lasers;
                 * 10% of the gross proceeds from the financing of lasers (e.g. from Medcap, as described below);
                 * 100% of the outstanding balance due upon receipt of any capital injection (debt or equity) in excess of $10 million;
                 * 25% of the from any capital injection of less than $10 million

         In connection with the Amendment, Thomas L. Mehl Sr. and Nardo Zaias each agreed to contribute four million shares of the Common Stock to the treasury of the Company. The contribution of capital by Dr. Zaias is to be effective immediately and the contribution by Mr. Mehl is to be effective upon the release of the pledge of his stock in the Company to secure the repayment of the $7 million loan from Clearwater. In consideration to the capital contribution, Dr. Zaias received an option from the Company to purchase 4 million shares of Common Stock at $5 per share. This option is exercisable on or after
         January 16, 2000 and expires on January 16, 2003.   Mr. Mehl will
         receive an option with the same terms upon the effectiveness of his capital contribution to the Company.

         Pursuant to the Amended and Restated Agreement and Plan of Merger dated as of June 4, 1996 between the Company, Classy Lady by Mehl of Puerto Rico ("Classy Lady") and Selvac Acquisition Corp. ("Merger Agreement"), individuals designated by a majority of the stockholders of Classy Lady had the right to share in certain proceeds derived from the sale of laser hair removal joint ventures entered into by the Company or its subsidiaries. The Company has disclosed that the recipients to share in such proceeds were Thomas L. Mehl Sr. and Nardo
         Zaias.   In connection with the Amendment to the Clearwater Loan
         Agreement, the Company, Mehl Technologies, Inc. (the successor to Classy Lady), Mr. Mehl and Dr. Zaias entered into a Termination Agreement, dated January 16, 1998, which eliminated the revenue sharing provisions set forth in the Merger Agreement.

         In connection with the contribution by Nardo Zaias of Common Stock to the Treasury of the Company and the waiver by Dr Zaias to receive any proceeds from the sale of laser hair removal joint ventures, Mehl Technologies, Inc. ("MTI") agreed that if MTI enters into a third sublicense arrangement under the exclusive sublicense held by MTI for the method of hair removal patented by Dr. Zaias:
         1) MTI will pay to Dr. Zaias 25% of the revenues derived by MTI from the third sub license; and
         2) If all or substantially all the assets or stock of MTI are sold, Dr. Zaias will have the right to receive 25% of the fair market value of the third sublicense at the time of such sale payable in the form of consideration paid in the sale transaction.
         Under the joint venture presently in effect with Laser Industries Limited ("LIL"), MTI is not permitted to enter into a third sublicense. This sublicense will only be entered into if the joint venture with LIL is terminated or if MTI otherwise reaches an agreement or settlement with LIL to permit such sublicense.

         In connection with the Amendment the Company agreed to make certain management and operational changes. Upon the closing of the Amendment on January 16, 1998, the following became effective:

         1)  Thomas L. Mehl Sr. resigned as President and Chief Executive
             Officer;
         2)  Hans Frederick Heye, Gerard P. Melia and Jack W. Forrest were elected to serve as Directors, as designees of Clearwater;
         3)  Nardo Zaias resigned as a member of the Executive Committee of the Board of Directors;
         4) Hans Frederick Heye was appointed to serve with Thomas L. Mehl Sr. and Robert Marc Clement on the Executive Committee of the Board of Directors;
         5) David E. Fowler was elected President and Chief Operating Officer to report to and serve under the direction of the Executive Committee;
         6) The Company agreed to make substantial reductions to its operating overhead costs in an amount not less than $2 million annually;

         On January 16, 1998 Thomas L. Mehl Sr. executed an Irrevocable Proxy and Letter of Direction in favor of Clearwater to vote his 8,425,000 shares so long as any principal of their loan remains outstanding. Under the same proxy, Clearwater agreed to vote their shares in the Company and Mr. Mehl's shares subject to the proxy for a period of 18 months, in favor of Mr Mehl's election as a Director and not to vote in favor of his removal.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MEHL/BIOPHILE INTERNATIONAL CORPORATION



By: /s/  David E. Fowler
-----------------------------------------
David E. Fowler
President and Chief Operating Officer              DATE: January 20th, 1998



By: /s/ Timothy J. Chapple
------------------------------------------
Timothy J. Chapple
Principal Financial and Accounting Officer         DATE: January 20th, 1998