Form 10QSB
period 1998-02-28
MEHL BIOPHILE INTERNATIONAL CORP
filed 1998-04-14
CIK 726608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of the Registrant's class of common stock, as of February 28, 1998 is 41,404,829 shares of common stock, $.01 par value.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION

                                      Index

                                                                             Page
PART I.  FINANCIAL INFORMATION:

         Item 1.      Financial Statements:

                      Condensed consolidated balance sheet as
                      of February 28, 1998                                     3

                      Condensed consolidated statements of
                      operations for the nine and three months ended
                      February 28, 1998 and 1997                               4-5

                      Condensed consolidated statements of
                      cash flows for the nine months ended
                      February 28, 1998                                        6-7

                      Notes to condensed consolidated financial
                      Statements                                               8

         Item 2.      Management's discussion and analysis of
                      financial condition and results of operations            11

PART II. OTHER INFORMATION:

         Item 1.      Legal Proceedings                                        15

         Item 2.      Changes in Securities and Use of Proceeds                15

         Item 5.      Other Information                                        15

         Item 6.      Exhibits and Reports on Form 8-K                         16

                      Signature                                                17

PART I.           FINANCIAL INFORMATION:

ITEM 1.           FINANCIAL STATEMENTS

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                FEBRUARY 28, 1998

                                     ASSETS
CURRENT ASSETS:                                                              $
  Cash and equivalents                                                            406,038
  Accounts Receivable, net of allowance for doubtful accounts of $366,502         488,661
  Inventories                                                                   5,294,580
  Current portion of note receivable                                              300,000
  Other current assets                                                          1,147,866
                                                                              -----------
         Total Current Assets                                                   7,637,145

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,206,159           5,112,555
PATENTS AND PATENT RIGHTS, net of accumulated amortization of $2,371,590        4,236,642
OTHER ASSETS                                                                       13,701
                                                                              -----------
Total Assets                                                                 $ 17,000,043
                                                                              -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short Term Loan                                                            $
  Accounts Payable                                                              4,386,364
  Accrued Expenses                                                              1,278,291
  Deferred Income                                                                 164,312
  Other Current Liabilities                                                       664,652
                                                                              -----------
         Total Current Liabilities                                              6,493,619
                                                                              -----------
LONG TERM DEBT                                                                  9,050,372
                                                                              -----------
         Total Liabilities                                                     15,543,991

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $10 par value, $1,000 stated value, authorized -
  200,000 shares:
     Series F, Convertible 620 shares outstanding                                 620,000
     Series G, 5% cumulative convertible; issued and outstanding -
      12,231 shares                                                            12,231,000
  Common stock, $.01 par value, 60,000,000 shares
  Authorized - 47,879,788 shares issued, 41,404,829 Shares outstanding            478,798
  Additional paid-in-capital                                                   30,312,094
  Accumulated deficit                                                         (41,167,480)
  Foreign currency translation adjustment                                         (62,761)
                                                                              -----------
                                                                                2,411,651
 Treasury stock, at cost, 6,474,959 common shares                                (955,599)
                                                                              -----------
         Total Stockholders' Equity                                             1,456,052
                                                                              -----------
Total Liabilities and Stockholders' Equity                                    $17,000,043
                                                                              -----------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                           FEBRUARY 28
                                                     1998               1997
                                                     ----               ----
                                                 $                   $
REVENUES                                           2,922,541          2,420,027

COST OF REVENUES                                   3,473,787          1,601,035
                                                 ------------------------------

GROSS MARGIN                                        (551,246)           818,992
                                                 ------------------------------

OPERATING EXPENSES:
  Selling, general and administrative             12,167,325          6,694,452
  Research and development                           905,023          1,484,013
                                                 ------------------------------
TOTAL OPERATING EXPENSES                          13,072,348          8,178,465
                                                 ------------------------------

OPERATING LOSS                                    (13,623,594)       (7,359,473)
                                                 ------------------------------

OTHER INCOME (EXPENSES)
Investment income/(expense)                           82,598           (396,721)
Interest Expense                                     611,844             23,829

MINORITY INTEREST IN LOSS OF SUBSIDIARY                   --            364,106
                                                 ------------------------------
NET LOSS BEFORE TAX                              (14,152,840)        (7,415,917)

INCOME TAXES                                          31,657                 --
                                                 ------------------------------
NET LOSS AFTER TAX                               (14,184,497)        (7,415,917)
                                                 ------------------------------
NET LOSS PER COMMON SHARE                              (0.42)             (0.19)

LOSS APPLICABLE TO COMMON STOCK                  (18,527,786)        (7,755,483)

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            FEBRUARY 28
                                                     1998               1997
                                                     ----               ----
                                                 $                  $
REVENUES                                            1,092,728            582,829

COST OF REVENUES                                    2,084,553            660,493
                                                  ------------------------------

GROSS MARGIN                                         (991,825)           (77,664)
                                                  ------------------------------

OPERATING EXPENSES:
  Selling, general and administrative               3,622,755          3,302,322
  Research and development                            248,479            790,234
                                                  ------------------------------
TOTAL OPERATING EXPENSES                            3,871,234          4,092,556
                                                  ------------------------------

OPERATING LOSS                                     (4,863,059)        (4,170,220)
                                                  ------------------------------

OTHER INCOME (EXPENSES)
Investment income/(expense)                            11,511            (98,848)
Interest Expense                                      385,014              5,127

MINORITY INTEREST IN LOSS OF SUBSIDIARY                    --            161,591
                                                  ------------------------------
NET LOSS BEFORE TAX                                (5,236,562)        (4,112,604)

INCOME TAXES                                           13,298                 --
                                                  ------------------------------
NET LOSS AFTER TAX                                  (5,249,860)       (4,112,604)
                                                  ------------------------------
NET LOSS PER COMMON SHARE                               (0.19)             (0.10)

LOSS APPLICABLE TO COMMON STOCK                    (8,099,652)        (4,216,345)

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               FEBRUARY 28,
                                                                                        1998               1997
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                              $                   $

Net loss                                                                            (14,184,497)        (7,415,916)
Adjustments to reconcile net loss to net cash used by operating activities:

Provision for bad debts                                                                (304,842)           310,721
Minority interest in net loss of subsidiary                                                               (364,106)
Realized loss on marketable and non marketable security investments                          74            792,127
Provision for obsolete inventory                                                        685,236
Provision for notes and loans receivable                                                309,748

Depreciation and amortization                                                         2,051,726            784,696

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable                                                                     176,381            255,781
Inventories                                                                          (5,450,995)        (3,253,805)
Other operating assets                                                                  (37,172)        (1,390,010)
Accounts payable                                                                        646,119          1,800,562
Accrued expenses                                                                       (539,041)         1,255,953
Other operating liabilities                                                             863,631
                                                                                   -------------------------------

Net cash used  by operating activities                                              (15,783,632)        (7,223,997)
                                                                                   -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes and loans receivable                                                 (125,431)          (523,077)
Property and equipment acquisitions                                                   1,291,216         (1,495,566)
Proceeds from sale of marketable securities                                                  --            477,690
Notes receivable repayments                                                                  --             50,000
                                                                                   -------------------------------

Net cash provided (used) by investing activities                                      1,165,785         (1,490,953)
                                                                                   -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of:

Common stock                                                                                               295,620
Preferred Stock                                                                       1,500,000         10,000,000
Loans received                                                                        9,050,372                 --
Note repayments                                                                                           (100,898)
Preferred stock dividends paid                                                         (155,285)          (312,061)
                                                                                   -------------------------------



Net cash provided by financing activities                                            10,395,087          9,882,661


EFFECT OF EXCHANGE RATE ON CASH                                                         (60,509)            27,640
                                                                                   -------------------------------

(DECREASE)/INCREASE IN CASH FOR THE PERIOD                                           (4,283,269)         1,195,351

CASH AND EQUIVALENTS, beginning of period                                             4,689,307          9,838,998
                                                                                   -------------------------------

CASH AND EQUIVALENTS, end of period                                                $    406,038      $  11,034,349
                                                                                   -------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
SUPPLEMENTAL SCHEDULES OF NON-CASH, INVESTING AND                                            FEBRUARY 28
FINANCING ACTIVITIES
                                                                                       1998                1997
                                                                                     $                  $
EXISTING BUSINESS ACQUISITION COSTS:
     Issuance of common stock                                                                --             543,292
     Loans and advances applied toward purchase price                                        --           1,946,380
                                                                                     ----------         -----------
                                                                                     $       --         $ 2,489,672
                                                                                     ----------         -----------

COMPONENTS OF ACQUIRED BUSINESSES, IN AGGREGATE, ARE AS FOLLOWS:
     Accounts receivable                                                                                    534,448
     Inventories                                                                                            204,748
     Property and equipment                                                                                 222,952
     Patents and patent rights                                                                            5,183,180
     Other assets                                                                                             4,188
     Accounts payable and accrued expenses                                                               (1,028,515)
     Current portion of notes and loans                                                                  (1,119,838)
     Long-term debt                                                                                        (804,885)
     Other liabilities                                                                                      (83,134)
                                                                                     ----------         -----------
                                                                                     $       --         $ 3,113,144
                                                                                     ----------         -----------

NOTES, LOANS AND ADVANCES USED TO RETIRE DEBT OF ACQUIRED BUSINESS                   $       --         $ 1,253,620
                                                                                     ----------         -----------
ISSUANCE OF COMMON STOCK:

     Conversion of debt, net of unamortized issue costs                              $       --            $714,978
                                                                                     ----------         -----------
     Payment of accrued interest                                                                            $16,436
                                                                                                        -----------
     Conversion of preferred stock                                                   $       --         $ 1,729,000
                                                                                     ----------         -----------

Preferred stock dividend equal to intrinsic value of beneficial
conversion features                                                                  $3,884,114         $        --
                                                                                     ----------         -----------

Valuation of Deferred loan Costs arising in conjunction with debt                    $  394,882         $        --
                                                                                     ----------         -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MEHL/BIOPHILE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S.B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1997.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 MEHL/Biophile International Corporation and Subsidiaries Annual Report on Form 10-KSB for the year ended May 31, 1997.

2.       FINANCING AND CAPITAL TRANSACTIONS

         Clearwater Fund IV, LLC-Debt transactions:

         On January 16, 1998 the Company negotiated an extension of its $7 million secured note owed to Clearwater Fund IV, LLC ("Clearwater"), which was due to mature on January 15, 1998. Under the terms of the renegotiated loan agreement, which was amended and restated on January 30, 1998 the due date of the note was extended to April 15, 1998 and was subject to additional extension in the event that certain principal reductions were made. Additional terms included the obligation to make certain mandatory prepayments of principal in conjunction with contemplated financing transactions for the Company's laser products, and in the event that certain other financial transactions occurred prior to the scheduled maturity of the note. Clearwater has waived the mandatory principal prepayment requirements through April 13, 1998 and, accordingly, no principal reductions have occurred during the quarter or during the period from March 1, 1998 through April 13 1998.

         Under the amended Clearwater loan agreement, the Company obtained a $2.5 million revolving credit line from Clearwater. The line is secured by all of the assets of the Company and is personally guaranteed by Thomas L. Mehl and Ann Marie Mehl. (Both the security and the guarantees are identical in all material respects with the security and guarantees under the terms of the $7 million secured note.) The proceeds of the line were used for general working capital purposes. The revolving secured line of credit bears interest at the rate of 15% per annum, the same rate as the $7 million secured note.

         On April 13, 1998, the Company renegotiated its $7 million secured note, which was to mature on April 15, 1998, and its $2.5 million revolving credit line with Clearwater Fund IV, LLC. Under the amended terms, the entire $7 million secured note, $1.5 million of the revolving credit line and any accrued and unpaid interest plus accrued and unpaid dividends on the Company's preferred stock held by Clearwater (see below) through April 13, 1998, was aggregated into a new principal amount of $9,168,061. The interest rate on the loan has been reduced from 15% per annum to

         10% per annum, payable monthly in arrears. The maturity date was extended to September 1, 2001. There are no scheduled principal payments due until June 1, 1999, but the Company is required to make certain mandatory prepayments which are virtually identical to the mandatory prepayments stipulated under the January 30, 1998 agreement except that, the percentage of proceeds from financings of the Company's existing laser products inventory is increased from 10% to 15% and the Company is required to remit 20% of the quarterly gross profit of its consumer products division. Beginning on June 1, 1999, the Company is obligated to make quarterly principal payments equal to the lesser of $1 million or the remaining unpaid principal amount until the note is retired. Any mandatory prepayments made under the agreement will be credited against the next scheduled principal payment due.

         A $1 million secured revolving credit line will remain in place. This line will also bear interest at the rate of 10% per annum, payable monthly in arrears and has a maturity date of June 1, 2001. As of the date of this filing, the entire $1 million available under the terms of the revolving loan agreement has been drawn. Accordingly, the Company does not have any working capital funds currently available under this agreement.

         Clearwater Fund IV, LLC-Equity transactions:

         In conjunction with the renegotiation of the Clearwater secured loan, the Company agreed to exchange all 12,231 shares of $1,000 stated value Series E, 5 % cumulative preferred stock for 12,231 shares of $1,000 stated value Series G, 5% Cumulative Convertible Preferred Stock ("Series G").

         Each share of Series G stock is convertible into common stock of the Company at 80% of the average bid market price on the five trading days prior to conversion with no minimum price, but in no event shall the conversion price be greater than $1.00. The Company is in the process of filing a registration statement covering the public sale of the shares of common stock receivable upon conversion of the Series G stock. Clearwater has agreed not to sell or transfer any such shares on or before June 30, 1998. The conversion price of 12,231 of the Series G stock is subject to an adjustment whereby for each complete month after the end of August 1997 that the common stock receivable upon conversion have not been registered, the conversion discount will increase by 2%. At the end of February 1998, the conversion discount applying to these shares was 30.7% or 69.3% of the average bid market price for the five trading days prior to conversion. Dividends are paid quarterly in arrears ($152,888 per quarter) beginning February 28, 1998. The implied dividend from the discount attributable to the conversion rights contained within the Series G stock and represented in these financial statements as a loss to common stock holders for the period is $3,884,114.

         The Company has agreed to exchange the Series G stock into a new 5% Cumulative Convertible Preferred Stock, Series H ("Series H") which will have all the same terms and conditions as the Series G stock, including registration rights, except that the escalating discount feature, as described in the preceding paragraph, has been stopped and the discount percentage has been fixed as of February 28, 1998, which was 69.3%.

         Thomas L. and Anne Marie Mehl and Dr. Nardo Zaias

         In connection with the January 16, 1998 extension of the secured note due to Clearwater, Thomas L. and Anne Marie Mehl (jointly) and Dr. Nardo Zaias each agreed to contribute four million shares of the Common Stock to the treasury of the Company. The contribution of capital by Dr. Zaias was effective immediately and the contribution by Mr. and Mrs. Mehl is to be effective upon the release of the pledge of their stock in the Company to secure the repayment of the $7 million loan from Clearwater. In consideration to the capital contribution, Dr. Zaias received an option from the Company to purchase two(2) million shares of Common Stock at $5 per share. This option is exercisable on or after January 16, 2000 and expires on January 16, 2003. Mr. and Mrs. Mehl will receive an option with the same terms upon the effectiveness of their capital contribution to the Company.

         Pursuant to the Amended and Restated Agreement and Plan of Merger dated as of June 4, 1996 between the Company, Classy Lady by Mehl of Puerto Rico ("Classy Lady") and Selvac Acquisition Corp. ("Merger Agreement"), individuals designated by a majority of the stockholders of Classy Lady had the right to share in certain proceeds derived from the sale of laser hair removal joint ventures entered into by the Company or its subsidiaries. The Company has disclosed that the recipients to share in such proceeds were Mr. Mehl and Dr. Zaias. In connection with the Amendment to the Clearwater Loan Agreement, the Company, Mehl Technologies, Inc. (the successor to Classy Lady), Mr. Mehl and Dr. Zaias entered into a Termination Agreement, dated January 16, 1998, which eliminated the revenue sharing provisions set forth in the Merger Agreement.

         In connection with the contribution by Dr. Zaias of Common Stock to the Treasury of the Company and the waiver by Dr. Zaias to receive any proceeds from the sale of laser hair removal joint ventures, Mehl Technologies, Inc. ("MTI") agreed that if MTI enters into a third sublicense arrangement under the exclusive sublicense held by MTI for the method of hair removal patented by Dr. Zaias:

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


         Series F Preferred Stock:

         On December 9 and 11, 1997, the Company entered into a two subscription agreements whereby J. Barrie Farrington and Pacific Advisors Ltd. purchased an aggregate of 1,500, Convertible Preferred Stock, Series F ("Series F") for an aggregate consideration of $1,500,000. The shares do not pay a dividend but are entitled to receive a dividend along with the holders on Common Stock on an as-if-converted basis. The shares are convertible into Common Stock of the Company, par value $0.01 per share (Common Stock), at any time 40 days after the issuance of the shares. The shares are convertible at 75% of the average closing bid price for the five trading days immediately prior to the conversion. The conversion price is subject to adjustment so that if, at the end of any month after the date which is 40 days after the original issuance date of the shares, the average closing bid price of the Common Stock on the five consecutive days prior to the end of such month is less than $1.50, then, in each case the percentage discount from the market shall be increased by 2%. The shares were sold in reliance on Regulation S promulgated under the Securities Act 1993. The Company used the proceeds of this offering for working capital purposes. As of February 28, 1998, 880 shares of Series F were converted into 1,411,528 common shares.

3        RECENT EVENTS

         The intended acquisition of Converting Laboratories, Inc. ("CLI"), reported previously, is currently under negotiation. CLI is the manufacturer of one the Company's new consumer products, the hair removal patch. The Company is continuing to evaluate the final terms of the transaction with a view to making a final decision during 1998. The Company has advanced a total of $1,023,718 to CLI, of which $210,284 has been advanced in the nine months to February 28, 1998. The whole amount has been reserved pending final judgment on the acquisition.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         The Company has continued to accumulate loses and utilize its cash resources while developing its laser hair removal and consumer products businesses. The loss for the three months and nine months to February 28, 1998 was $5,249,860 and $14,184,497, respectively. The Company's revenues for the nine months to February 28, 1998 have increased by 21% to $2,922,541 from $2,420,027 for the same period in 1997. The increase was due to the Company's share of laser hair removal revenue generated by the Company's licensed customers of $703,651 for the nine month period ended February 28, 1998. This amount was negligible in the same 1997 period since the Company did not implement this program until it received FDA clearance to market the Chromos 694 ruby laser for hair removal. However the losses have increased from $7,415,917 to $14,184,497. The Company's overall gross margin has fallen in relation to the comparative period from 34% to negative 19%. This results from the high initial direct costs associated with installation of lasers, training customers in the use of the laser and marketing, and maintenance of hair depilation lasers under the Company's agreement with end uses of lasers, as well as a charge for raw material inventory obsolescence. Had the charge of approximately $905,000 not been taken during the quarter, gross margin for the nine months ended February 28, 1998 would have been 12%. However, the principal contributory factor to the increase in losses is the rise in operating expenses from $7,359,473 to $13,072,348.

         The increase in losses has resulted from the relatively high selling, general, administration costs, including legal costs associated with defending the Company's intellectual property rights, as the Company continues to its develop both its laser hair removal business and Consumer Products Division. The main components of operating expenses for the period were Payroll ($3,557,535), Depreciation and amortization ($2,175,970) Marketing & Selling ($1,450,123), Legal & Professional ($1,488,177), Travel ($743,637). Payroll costs were high due to the increased staffing associated with the design, production, distribution and service of hair removal lasers. Depreciation and amortization expense were high due to the increased production of hair removal lasers and the ongoing costs associated with maintaining the Company's intellectual property rights during the nine month period ended February 28, 1998. The Company's attendance at various trade shows throughout the world in order to introduce the Chromos 694 ruby laser for hair removal to potential customers caused marketing and selling expenses to rise. The Company has continued its litigation actions against Laser Industries Limited, Palomar Medical Technologies, Inc. and Spectron Laser Systems. These ongoing legal disputes have been the principal reasons for the Company incurring high legal and professional costs. The Company has identified savings in operating overhead, including but not limited to, personnel reductions in the corporate headquarters, and at the manufacturing facility in Wales, closing of the administrative offices in Puerto Rico, the elimination of certain consulting arrangements, and renegotiation of trade payables and other corporate contractual commitments. Further, the Company anticipates that Legal & Professional costs will be reduced as litigation matters come to resolution. Marketing & Selling and Travel costs are likely to increase as a result of the planned continued development of the business and the recently announced expansion of the sales staff and sales representatives.

         Research and Development expenses for the nine months ended February 29, 1998 of $905,023 have decreased from $1,484,013 compared to the previous period. This reduction was primarily due to a shortage of available funds for research and development activities. Management has focused its efforts and resources on the enhancement and continued advancement of existing technologies or those technologies that do not require a significant amount of capital to reach commercialization.

         Laser Hair Removal

         The Company's laser hair removal division generated 47% of the Company's revenue during the nine months ended February 28, 1998 versus a negotiable amount in the same 1997 period. The change in corporate philosophy from exclusively placing lasers in revenue sharing arrangements, to sell laser hair removal units, in addition to offering a revenue share program, has had an immediate effect on revenue as these laser sales of $669,443 represented 23% of revenue. Revenue arising from the Company's share of laser hair removal revenue generated by the Company's licensed customers was $703,651 or 24% of total revenue.

         Revenue generated by laser hair removal is below the Company's expectation. However, an improvement has been seen over the most recent quarter as evidenced by the fact that laser share revenue for the quarter ended February 28, 1998 totaled $369,468 versus revenue generated of $334,183 for the six month period ended November 30, 1997. As at April 14, 1998, the Company has placed 132 lasers, which includes 75 in North America. Although the change in the number of placements from the prior quarters has not changed significantly (130 total placements with 69 in North America), the revenue potential of the placement has improved based on location and most recent performance. Management has conducted a review of the current revenue sharing sites and has identified several sites which have not proven to be profitable or viable from the Company's perspective. Lasers have been recovered from some of these sites and others will be recovered from non-productive sites over the next few months. It is the Company's expectation that some of these recovered lasers will be sold, some leased, and some will be placed in higher revenue sharing situations. In an attempt to realize the full potential of these revenue share contracts, both for the Company and for its revenue sharing partners, the Company has implemented a marketing support program designed to assist customers in advertising, publicity and customer leads to generate clients for their laser hair removal practice. While there can be no assurance that the use of the marketing support program will result in greatly enhanced revenues for our revenue sharing customers, the Company anticipates that this program will lead to increased revenue generation.


         Consumer Products

         Revenues from Consumer products were $1,353,387, at a gross margin of 36%. The division made a loss $234,312 compared to a profit of $301,807 for the comparative period in 1997. The division's profitability was negatively impacted from the phasing out of its Finally Free Ultra from its principal market in Japan, a reserve against inventory for discontinued products, and an increase in initial marketing expenses associated with the division receiving for clearance to market the Finally Free Ultra in the United States. The division's future prospects were improved in October 1997 when the Company received FDA clearance to market the Finally Free Ultra in the United States. The Company is actively marketing its products in the United States and anticipates significant revenue growth during 1998. The Company anticipates that a new product, the hair removal patch, will begin to be sold at retail store locations in June, 1998. This accessory to the Finally Free product is expected to result in increased sales of the Company's products throughout 1998 and future years. While there can be no assurance that the product will be a success, the initial level of interest is encouraging.



FINANCIAL CONDITION

         The Company has continued to use its cash resources as it builds its laser hair removal and consumer products divisions. During the nine month period to February 28, 1998 cash used by operating activities was $15,783,632. This cash demand was partially met by the Clearwater loans of $9,050,372 and the proceeds from the Series F preferred stock of $1,500,000. As of February 28, 1998, there was $449,628 available under the Clearwater $2.5 million revolver, otherwise the Company has utilized the majority of its available cash resources. Cash at the end of the period was $406,038. Over the nine month period to February 28, 1998, the Company has been consuming cash at an average rate of nearly $1.75 million per month, however, as a result of the reductions in operating overhead costs mentioned above, the Company expects to reduce the rate of cash consumption. The Company has suffered a severe cash shortage in the period to February 28, 1998. The cash shortage has had a material effect on the way the business has been operated. During this period and in the intervening period the Company has not been able to meet all of its creditor payments as they have come due. Although the Company has negotiated extended credit terms with some of its vendors, the cash shortage has had led to a shortage of some component parts for the manufacture, service and maintenance of its laser systems.

         In December 1997, the Company entered into a financing arrangement with a commercial finance company. Under the terms of this agreement the Company will receive approximately $100,000 for each of its Chromos 694 ruby laser hair removal systems placed, under the terms of a new Laser Services Agreement, with customers in the United States. The new Laser Services Agreement requires the Company's customers to commit to a minimum monthly payment over the term of the 18 or 36 month contracts. The lasers will become the property of the finance company for the term of the agreement. The Company has assigned its rights to the minimum monthly guaranteed amount to the finance company. The company has no recourse to the finance company in the event that the customer defaults on his payment obligations. The Company has the right to repurchase the laser at the end of the term of the agreement for $10.

         In an attempt avoid an excessive reliance on one particular source of capital, the Company has entered into financing arrangements with two other publicly traded finance companies on terms similar to those disclosed above. Funds from transactions under these financing arrangements are an important source of the Company's plans to generate funds internally.

         As at February 28, 1998, the Company had outstanding accounts payable and accrued expenses of $5,664,655 which represents a reduction of $886,606 from $6,551,261 at November 30, 1997. The Company currently plans to generate working capital primarily through the laser revenue sharing program, laser financing programs, and from the sales of consumer products. If those sources of revenue fail to generate sufficient working capital, the Company's ability to continue operations will be in serious jeopardy, as other sources of revenue are not currently sufficient to generate the cash required to settle outstanding account payable balances. While the Company believes that these sources of working capital will be adequate to provide for continuing operations, there can be no assurance that the Company will have adequate working capital to continue operations.

         The Company's consolidated condensed statement of cash flows for the nine months to February 28, 1998 shows disposal of plant & equipment of $1,291,216. This item generated no cash inflow, but is, rather merely reflective of an accounting change in the classification of assets between inventory and plant & equipment. The reduction in plant & equipment is matched by a corresponding increase in inventory.

         In addition to abandoning the cash intensive practice of building laser exclusive for placement in revenue sharing arrangements, the Company has undertaken other measures designed to reduce the cash usage of the business. The Company has reduced, and continues to reduce, the cash needs for operations by reducing its fixed operating expenses. The Company does not anticipate that operations will be materially adversely affected by these reductions.

         The Company's finished goods, work in progress and raw materials inventory at February 28, 1998 of $4,631,469 relating to its laser products. The Company expects that its decision to conduct laser sales and leasing activities, rather than relying exclusively on revenue sharing arrangements for working capital, will not only increase revenues but also result in increased cash for working capital purposes.

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

         The Company's future results of operations initially depend to a substantial degree on the ability of the Company to:
         1) Generate additional laser share revenue through the implementation of the new marketing program;
         2) Place lasers under the Laser Service Agreement with end users and release working capital from various financing companies;
         3) Successfully market and sell its consumer products in the United States and abroad.
         No assurance can be given that the Company will succeed in all of the above.

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

         Although the use of lasers is currently considered the most effective for long term hair removal, the Company can not make any assurances that a technological innovation by a competitor will render its products obsolete.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company has, as previously disclosed, filed a lawsuit in March 1997 against Palomar Medical Technologies, Inc. ("Palomar"), certain Palomar subsidiaries and a New Jersey dermatologist. The suit alleges patent infringement of the laser hair removal technology licensed by the Company's subsidiary from Dr. Nardo Zaias and unfair competition. The Company seeks monetary damages and injunctive relief to restrain Palomar from marketing its laser hair removal products in the United States. On February 18, 1998, the defendants filed a motion for summary judgment on their behalf in connection with the litigation. On March 20, 1998 the Company filed its response and opposition to the motion for summary judgment. No date has been set for the court to hear the motion.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 30, 1998, the Company exchanged all 12,231 outstanding shares of 5% Cumulative Convertible Preferred Stock, Series E, for an equivalent number of shares of 5% Cumulative Convertible Preferred Stock, Series G ("Series G Preferred Stock"). As of April 14, 1998, the Company agreed to exchange all shares of Series G Preferred Stock for an equivalent number of shares of 5% Cumulative Convertible Preferred Stock, Series H (the "Series H Preferred Stock"). See Note 2 to the Financial Statements which is incorporated by reference herein.

ITEM 5.  OTHER INFORMATION

Revised Employment Agreements
-----------------------------
         In connection with recent management changes, the Company has entered into Employment Agreements with certain of its executive officers and revised the employment agreement with Thomas L. Mehl, Sr.

         The Company entered into an Executive Employment Agreement with Jack W. Forrest executed as of February 20, 1998 whereby the Company agreed to employ Mr. Forrest as Chief Executive Officer until May 31, 1999 at an annual salary of $200,000. In addition, the Company granted to Mr. Forrest a stock option to purchase 500,000 shares of stock at $1.00 per share. The option vested as to 200,000 shares as of the date of the Agreement, and the remaining 300,000 shares vest upon the first to occur of the following: (1) termination of employment other than for cause, (2) the Company's common stock having a closing bid price of $3.00 for more than five consecutive days, (3) the date of expiration of the agreement, (4) the acquisition of more than 25% of the voting stock of the Company (on a fully diluted basis) by a person or group (other than Clearwater Fund IV, LLC and its affiliates ("Clearwater")), or (5) the acquisition by Clearwater of 50% or more of the Company's voting stock (the occurrence of any of the foregoing being a "Vesting Event"). The option may be exercised for a period of five years after vesting.

         The Company entered into an Executive Employment Agreement with David
         E. Fowler as of February 24, 1998 whereby the Company agreed to employ Mr. Fowler as President until May 31, 1999 at an annual salary of $185,000. In addition, the Company granted Mr. Fowler a stock option to purchase 650,000 shares of stock at $1.00 per share. The option vested as to 300,000 shares as of the date of the Agreement, and the remaining 350,000 shares vest upon a Vesting Event. The option may be exercised for a period of five years after vesting.

         The Company entered into an Executive Employment Agreement with Gerard
         P. Melia as of February 16, 1998 whereby the Company agreed to employ Mr. Melia as Vice President-Finance and Chief Financial Officer until May 31, 1999 at an annual salary of $185,000. In addition, the Company granted Mr. Melia a stock to option to purchase 250,000 shares of stock at $1.00 per share. The option vested as to 100,000 shares as of the date of the Agreement, and the remaining 150,000 shares vest upon a Vesting Event. The option may be exercised for a period of five years after vesting.

         The Company entered into an Executive Employment Agreement with Dennis
         R. Jones as of January 19, 1998 whereby the Company agreed to employ Mr. Jones as President of Mehl Group Marketing, Inc., a wholly-owned subsidiary of the Company, until June 19, 1999 at an annual salary of $185,000. In addition, the Company granted to Mr. Jones a five year stock option to purchase 500,000 shares of stock at $1.00 per share. The option vested as to 200,000 shares as of the date of the Agreement, and the remaining 300,000 shares vest as to 5,000 shares upon each laser placement which occurs after January 18, 1998. For purposes of the agreement, a laser placement is defined as the sale of a laser, placement of a laser in a revenue sharing program or the conversion of an existing laser placement to a suitable financing.

         On March 31, 1998, the Company and Thomas L. Mehl, Sr. agreed to amend the terms of Mr. Mehl's Employment Agreement dated January 16, 1998 after Mr. Mehl disclosed to the Company that he was facing serious health challenges. As revised, the agreement provides that Mr. Mehl will not serve as Chairman of the Board of Directors of the Company but will continue to serve as a director of the Company. The Company agreed to continue to employ Mr. Mehl until June 5, 2000. Mr. Mehl's annual salary is $150,000 per year through June 5, 1999 and $50,000 per year from June 16, 1999 through June 5, 2000. If Mr. Mehl dies before June 15, 1999, the Company will pay to his estate the amount of Mr. Mehl's salary through June 15, 1999. If Mr. Mehl dies after June 15, 1999 but before June 5, 2000, the Company will pay to his estate the amount of Mr. Mehl's salary through June 5, 2000. For salary payments after June 15, 1999, the amount owed to Mr. Mehl will be offset by any royalties owed to Mr. Mehl by the Company or any of its subsidiaries. The
         Company and Mr. Mehl agreed to negotiate a similar provision to fix a date prior to June 16, 1999 so that after such fixed date, all salary payments would be reduced by royalties paid to Mr. Mehl.

         In connection with the revised terms of Mr. Mehl's employment, Mr. Mehl agreed to revise the terms of his licensing agreement with Mehl Technologies, Inc. ("MTI") under which Mr. Mehl granted in December 1995 an exclusive license under three patents for consumer hair depilation devices owned by Mr. Mehl. Mr. Mehl agreed to expand the scope of the license to cover improvements and any new consumer hair depilation inventions developed by Mr. Mehl arising out of the licensed technology, and also to cover a hand-held radio frequency hair depilation device developed by Mr. Mehl.

         In addition, Clearwater, the Company's principal lender, agreed that it would release 2,000,000 shares of the Common Stock owned by Mr. Mehl and his spouse which were previously pledged by Mr. and Mrs. Mehl as collateral for term and revolving loans owed to Clearwater by the Company. The released shares will be subject to a lock-up arrangement so that Mr. and Mrs. Mehl may not sell or transfer any released shares before the earlier of: (1) repayment of all principal and interest owed by the Company to Clearwater, and (2) June 15, 1999. After the lock-up expires, and if the loan to Clearwater has not been paid off in full, the released shares may be sold subject to a monthly volume limitation equal to the average of the daily trading volume of the Company's Common Stock in the month prior to the sale. The volume restriction expires once the Company pays off the term and revolving loans owed to Clearwater in full.

POTENTIAL DELISTING FROM THE NASDAQ SMALLCAP MARKET

         The Company has received a letter dated March 9, 1998 from the Nasdaq Stock Market, Inc. ("Nasdaq") stating that the Company's Common Stock has failed to maintain a closing bid price of $1.00 or more for 30 consecutive trading days. To be eligible for continued listing on the Nasdaq SmallCap Market, the Common Stock must maintain a minimum bid price of $1.00. Nasdaq has informed the Company that it has a grace period of 90 days from March 9, 1998 to regain compliance with the minimum bid price requirement. If on 10 consecutive trading days during this 90-day period, the Common Stock's closing bid price is at or above $1.00, the Common Stock will meet the listing requirement. If the Common Stock does not meet the minimum bid price requirement in this period, Nasdaq has informed the Company that the Company's Common Stock will be subject to delisting from the Nasdaq SmallCap Market effective on June 10, 1998.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
--------
         11       Computation of Net Loss Per Common Share
         27       Financial Data Schedule
         99.2     Consolidated Statements of Changes in Stockholders Equity

Reports on Form 8-K:
-------------------
         The company filed the following Current Report on Form 8-K during the third quarter of 1998:

         Current Report on Form 8-K (Items 6 and 9) dated December 22, 1997, filed on December 23, 1997

         Current Report on Form 8-K (Items 5 and 6) dated February 26, 1998, filed on February 27, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MEHL/BIOPHILE INTERNATIONAL CORPORATION



By: /s/  Jack W. Forrest
-----------------------------------------
Jack W. Forrest
Chief Executive Officer                            DATE: April 14th, 1998



By: /s/ Gerard P. Melia
------------------------------------------
Gerard P. Melia
Chief Financial Officer                            DATE: April 14th, 1998

                                EXHIBIT INDEX
                                -------------




Exhibits:                   Description
--------                    -----------


         11       Computation of Net Loss Per Common Share
         27       Financial Data Schedule
         99.2     Consolidated Statements of Changes in Stockholders Equity