Form 10QSB
period 2001-09-30
HAMILTON BIOPHILE CO
filed 2001-10-29
CIK 726608

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934.

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                           HAMILTON-BIOPHILE COMPANIES
               (Exact Name of Company as Specified in its Charter)

           NEVADA                      0-11969                 22-2408186
(State or other jurisdiction of      (Commission             (IRS Employer
 incorporation or organization)      File Number)         Identification Number)

7321 Roseville Road, Suite 10, Sacramento, California         95842
(Address of principal executive office)         (Zip Code)

Company's telephone number, including area code (916) 331-3300


          (Former Name or Former Address, if Changed Since Last Report)
                  MEHL/Biophile International Corporation
                  4127 N.W. 27th Lane
                  Gainsville, Florida 32606

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of the preceding 12 months (or for such short period that the Registrant is required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the Registrant's class of common stock as of September 30, 2001 is 14,232,242

                          HAMILTON-BIOPHILE COMPANIES

                                     Index

PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements:

          Balance Sheet as of September 30, 2001 Income and Expenses as of September 30, 2001 Last 30 days, and Year to Date

     Item 2. Management's History of Operational Changes
     Item 3. Management's Discussion of Operational Plans
     Item 4. Management's Discussion of Ongoing Operations
     Item 5. Product Lines and Development Status
     Itme 6. Marketing Discussions.


     PART II. LEGAL MATERS, MERGERS AND ACQUISTIONS:
     Part III. Management
     Part IV. Forward Looking statements

PART I. FINANCIAL STATEMENTS:

                          Hamilton-Biophile Companies
                     Balance Sheet as of September 30, 2001
                                  (unaudited)

                                     ASSETS

CURRENT ASSETS:
         Cash & equivalents                                               $     30,359
         Accounts Receivable                                                   166,001
         Finished Goods Inventory                                              416,920
         Notes Receivable                                                      100,891
                                                                          ------------
                  Total Current Assets                                    $    714,171

PROPERTY & EQUIPMENT  Net of Depreciation
         Office Equipment & Furnishing net of depreciation                $     31,375
         Patents & Patent Rights Net of Depreciation of 445,844                220,001
                                                                          ------------
                  Total Assets                                            $    965,547

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES:
         Accounts Payable and sales tax                                   $     14,911
LONG TERM LIABILITIES:
         Notes Payable, 3 year term                                            437,951
                                                                          ------------
                  TOTAL LIABILITIES                                       $    452,863

STOCKHOLDER'S EQUITY:
         Common Stock, 60,000,000 authorized, no par
         Shares Outstanding   48,404,829 before 1 for 8 reverse split
                               6,050,604 after reverse split
         Shares for Preferred  1,285,100 (retried preferred)
         Issued for Creditors  6,896,538 (at ten cents per dollar)
         TOTAL SHARES AFTER REVERSE SPLIT:  14,232,242

CAPITAL:
         Beginning Balance, Equity                                        $  1,666,677
         Common Stock                                                       13,329,798
         Paid-in-Capital                                                    31,482,366
         Retained Earnings, Accumulated Deficit                            (46,185,133)
                                                                          ------------
         TOTAL STOCKHOLDER'S EQUITY                                       $    263,708
                                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $    965,547
                                                                          ------------

(see notes to financial statements)

                          HAMILTON-BIOPHILE COMPANIES
                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                           Nine Months Ending
                                                           September 30, 2001
REVENUES                                                       $ 705,325

COSTS OF REVENUES                                                362,775
                                                               ---------
GROSS MARGIN                                                   $ 342,550

OPERATING EXPENSES                                               327,435
                                                               ---------
OPERATING PROFIT BEFORE TAXES                                  $  15,115
                                                               ---------
INCOME TAXES                                                       - 0 -
                                                               ---------
PROFITS APPLICABLE TO COMMON SHARES (Year to Date)                15,115


                                                           Three Months Ending
                                                           September 30, 2001
REVENUES                                                       $  63,845

COSTS OF REVENUES                                                 33,458
                                                               ---------
GROSS MARGIN                                                   $  30,387

OPERATING EXPENSES                                                44,410
                                                               ---------
OPERATING LOSS BEFORE TAXES                                    $ (14,023)
                                                               ---------
INCOME TAXES                                                       - 0 -
                                                               ---------
NET LOSS PER COMMON SHARE (Three months)                       $ (14,023)

NOTES AND BASIS OF PRESENTATION:

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

Management has prepared the financial statements with information retained from operations which were suspended during an involuntary chapter 7 bankruptcy proceeding filed by a major creditor and dismissed by the court. Subsequently, a chapter 11 reorganization was required to properly determine the assets, liabilities and ownership rights. Business and accounting records from operations prior to the chapter 11 resolution of all rights, duties and ownership were not able to be independently verified. The accounting policies used in the preparation of these financial statements have taken into account the reduction or elimination of debt from the chapter 11 plan of reorganization, the changes to depreciation, and applicable changes in assets and liabilities as ordered by the Court.

It is the opinion of management that the bankruptcy court orders have adequately set forth and conclusively settled the rights, duties and ownership of the Company and are now set forth in these financial statements. Accordingly, any errors or omissions in the prior operating reports, business records or financial records, if any, will not affect the Company or its ownership.

The company elected to supply its chapter 11 filings as notice required under law, and has been granted exemption from filing prior 10-k and 10-Q under the 1933 Act. Operating results for the three months and nine months ended September 30,2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Item 2. Management's History of Operational Changes

     A. The Company. Hamilton-Biophile Companies, a Nevada corporation, was formerly named Mehl/Biophile International Corporation, and prior to such name, was named Selvac Corporation. On January 3, 2001 the Company filed a petition for Chapter 11 reorganization in US Bankruptcy Court, Eastern District of California, to effectuate a determination of its assets, liabilities, contractual rights, duties and ownership. Under the terms of the approved plan of reorganization, all approved creditors will be paid in full from the operations of the company within three years.

     B. The Business of the Company is to develop, manufacture, market and sell a variety of different products, and to acquire interests in other companies with product related interests. A complete list of the company's products and potential products is set forth in this report by Management.

     C. Prior Years. Prior to June 1996, the Company had been involved in a number of different products. On June 4, 1996 the Company, then named Selvac Inc., merged with Classy Lady by Mehl of Puerto Rico to expand its line to include Laser Hair Removal and other potential products. The name was changed to Mehl/Biophile International Corporation as part of the merger.

     D. Move to Sacramento. In 1998, after the Company was unable to meet its obligations and became insolvent, it discharged all employees and ceased operations. A petition for an involuntary bankruptcy was filed by the major secured creditor, and the Company was also being sued by Clearwater Funds for misrepresentation of facts in connection with its loans to the Company. Certain members of the Board of Directors suggested a rescue plan by Mr. Gregory Gilbert, who proposed to take over operations, resolve all debts to the extent possible, and save as much of the company as was possible. To begin this process, the Corporation changed its name to

          "Hamilton-Biophile Companies" and relocated to Sacramento, California, where it currently remains co-located with Hamilton-Clarke Industries.

     E. The Prior Secured Lender. In 1998, Clearwater Funds filed the petition for an involuntary Chapter 7 liquidation (bankruptcy). Clearwater owned a perfected security interest in all of the assets of the Company to secure its debt of over $10,000,000. Mr. Gilbert, after negotiations with the Board of Directors, submitted his plan to save the Company from liquidation by taking over operations, continuing the pending case for patent infringement, and bringing new products into the Company through Hamilton- Clarke Industries, among other sources. The bankruptcy court then dismissed the Involuntary Bankruptcy case filed by Clearwater Funds and Mr. Gilbert arranged for the full settlement of the secured loan and debt owed to Clearwater Funds. Under the terms of the settlement agreement with Clearwater Funds, the Company agreed to cooperate in a pending case against it and its board of directors. It also continued operations of its RF hair removal business, terminated its laser business, agreed to share in a pending patent appeal, and paid Clearwater Funds 4,000,000 shares of common stock of the Company. This eliminated over $10,000,000 in secured debt, eliminated the pending case alleging misrepresentation by the Company's former CEO, and allowed the Company to keep its Finally Free hair remover product line; a lawsuit against IGEA; and a small number of shares in a Laser manufacturing company which was itself entered Bankruptcy in the United Kingdom.

     F. The New Operations. Due to the Involuntary Bankruptcy, the Company ceased all operations, fired all of its employees, and moved what remained of the secured property into warehouses in Florida. In furtherance of the plan for reorganization, on January 3, 2000, the Company filed a voluntary petition for "Reorganization" under Chapter 11 of the Bankruptcy Code. Management believes that the Chapter 11 Reorganization was the only available way for the Company to consolidate its debt, terminate the pending laser business actions, and provide financial statements. As part of the Chapter 11 filing, the Company re-established two product lines, and had expanded its sales from zero to approximately $65,000 per month.

     G. Secured Necessary Support to Resume Operations. After moving to Sacramento, for approximately 14 months, the Company prepared for its reorganization by securing the support of suppliers and marketing personnel, as well as negotiating with the major creditors of the Company. The Company entered into the following agreements:

          1) United Productions was and is the primary vendor for hair removal equipment. With the support of Mr. David Walsh, CEO, of United Productions, the Company was able to avoid the cost of purchasing inventory, with United receiving payment for product when the Company was paid by its customers. This delayed payment system enabled the Company to restart is RF Hair Removal (Finally Free) business. United Productions has continued to work with the Company, and provides the Company with a source of manufacturing consumer electronics products.

          2) Biophile Corporation. Biophile Corporation, was a shareholder in MEHL/Biophile and continues to be a shareholder of Hamilton-Biophile Companies. This company has agreed to help expand the consumer and liposome product lines of the Company. It has supplied designer creams and lotions to the specifications of the Company, which provides the Company with products without having to incur the expense of development and manufacture. It has licensed the Company with a new type of product, the first of which has been successful in pilot studies in curing athlete's foot, ringworm and scalp ringworm. Biophile has a large staff of dermatologists and scientists who provide the Company with this business advantage and opportunity.

          3) Dr. Nardo Zaias, the inventor of several patents used by the Company, agreed to forego his royalties on patents related to the RF hair removal systems, and agreed to serve as an unpaid advisor to the Company for its new product lines. As the Company becomes more profitable, Dr. Zaias will become a consultant, and is now on the Board of Directors of the Company.

          4) Skolnick and Associates is the current marketing group for the RF hair removal and consumer product line. They have provided sales support and other services without requiring that their costs be advanced by the Company. They also provided certain artwork, web services, and supplies as the Company's restarted business. They continue to both train the talent working with the Company on its Television sales.

          5) Major Lenders and Creditors the Company secured the agreement of a great majority of its creditors and lenders, who and which agreed to take restricted common stock in lieu of payment, thereby reducing the debt of the company to a manageable figure (see financial information).

          6) Management Team Non-Payment. As a necessary part of the building of the Company from no assets and over $12,000,000 in debt, into a currently viable company, it was determined that the Company would have insufficient funds to pay its Management Team for at least one year, and possibly more. The Management Team, led by Mr. Gilbert, agreed not to receive a salary during the reorganizational period, and only receive payment at a modest level when and if the Company could pay. To date, the management team is not receiving a salary, but expects to be able to receive salaries in the near future when operational income allows.

          7) Suppliers and Providers. This strategy of obtaining early acceptance of the Chapter 11 Reorganization, by obtaining the support of its suppliers and management, and effectually starting operations without significant additional loans or capital was key to the success of the Company. Without the assistance of Management, Mr. Walsh, and others, the plan would not have been possible.

          8) Terminated Laser Hair Removal Business. Prior to the filing of the Chapter 11 Reorganization, the laser hair removal business was terminated due to a lack of sales. Reasons for terminating included the newly realized requirement for a physician to be on site in many States; several claims of personal injury as a result of laser damage to patients' skin; and the inability for the Company to have any laser patent protection. The Company's hair laser patent had been adjudicated as not valid in 1998, and the appeal of that judgment was lost. Management has never considered returning to the laser industry for these, and other reasons.

          9) The Laser Patent Payment. One of the assets of the Company in the reorganization was an agreement by Palamar to pay $500,000 for a license if the laser patent appeal was successful. However, the appeal was lost, and with all further appeals exhausted, the payment potential was lost, leaving no patent value in the laser hair removal business. Clearwater Funds had supported the costs and fees on the appeal, and thus suffered another loss when the appeal was denied. Counsel for the Company had indicated that they thought the appeal had great merit and would likely win. Ultimately they were incorrect, thus closing for the Company the last issue on laser hair removal.

          10) The Lawsuit in New York. Also, as of the date of filing, the Company had filed an action against a competitor for patent infringement of its RF hair remover system, using the same law firm as had represented the Company on the patent Appeal. The firm was obtained when Mr. Mehl was CEO. New management became dissatisfied with that firm, and dismissed the suit in New York against its competitor, without prejudice to the re-filing of the suit in California. That suit is part of the reorganizational plans of the Company, and is expected to be brought in California as funds are available.

          11) Remaining Assets. The primary assets of the Company, as of the filing of the reorganization, consisted solely of its business operations in Sacramento. The Company was in the process of rebuilding, starting with the Hair Removal products, and using the expanded relationships with Biophile Corporation and Hamilton-Clarke Industries.

Item 3. Mangement's Discussion of Operational Plans The following is management's summary of the current plans for operations. Certain aspects of the new product plans are omitted due to the need for commercial confidentiality.

     a. Operational Sales. The Company currently sells its RF Hair remover system, with patches, (Finally Free) under an agreement with United Productions Inc., which supplies the inventory and receives payment for that product after payment from the sales are received by the Company. Due to this outside financing of the inventory, the margins and net income from sales of the Hair Removal line is believed to be less than is normally obtained in consumer product business. The holding costs of United are significant, reducing the amount made by both the Company and United. Management believes that more Capitalization for the Company would change the final costs of the products, and the Company could increase its margin of profit by pre-paying for inventory. Additional products and the effective costs of sales are reviewed in the section "Combined Product List".

     b. Accurate Financials and SEC Filings. A significant reason for the filing of the Chapter 11 Reorganization proceedings on January 3, 2000, was the inability of the Company to provide the necessary data and appraisals for accurate accountings required by NASDAQ and the SEC. The Company's accountants were unpaid when the Clearwater Fund involuntary bankruptcy took place. New CPA firms were unwilling to provide an audited financial statement without a physical inspection, inventory, and appraisal of the assets lost during the time Mr. Mehl was President. The cost of this service was quoted as over $600,000, with no certainty that any final audit opinion could ever be given even after the fees were paid. Thus, only a court ordered Reorganization where all assets, liabilities and ownership issues were determined would provide the necessary certainty for audited financial statements. In addition, the Company's accountants had noted significant unknown accounting "reserves" for losses caused by the dealing by Mr. Mehl with companies in which he personally owned a significant interest. The $600,000 for accountants was unavailable, and in the opinion of Management, would have been an unacceptable waste of funds to pay for such an audit without any assurance of any particular result. Seemingly accurate books had been kept by the Company internal accountants and comptrollers, allowing Management the ability to reconstruct the company's financials. During the Chapter 11 Proceedings the Company has been exempted and excused from filing its SEC reports, but expects to file all reports from this filing forward. Management has also elected to change the Company to a calendar year accounting.

     c. Successful Plan, First Year Profitable. On April 28, 2001 the Chapter 11 Plan for Reorganization was ordered "Approved" by the Court. 2001 has apparently become the first year of operations where the Company's income exceeds expenses, since the Mehl family was in charge of the Company's operations. With the judicial confirmation of the Company's debts, a simple and relatively inexpensive audit for SEC and NASDAQ filing requirements is now allowed. Also, with the new judicial start given to the Company, the SEC filings can be limited to activities after January 2001, thereby making the Company's compliance reasonably possible. Management also believes that there will be no need for a retrospective audit, as the exact amount of the assets, liabilities and ownership have been set forth by the Court Order. The Company expects to be a fully reporting NASDAQ company, and expand as set forth in the Ongoing Expansion section.

Item 4. Management's Discussion of Ongoing Operations.

As a general proposition, the Company has been able to operate without obtaining lines of credit or major financing. Cash flow has been achieved by restricted fixed expenses and the commitment of management, working for extended periods without any pay. The Goal is for the Company to become a large multiple product line company, starting with NASDAQ "Small Cap" status, and moving to full trading. Management believes that this goal can be achieved by expanding the current product line and commercializing the Company's other products. The Company's plans for expansion by acquiring other company interests is also a potential means to meet the goals of Management. The following is a prospective description by Management of the Company's products and expansion strategies:

     a. Relationship With Biophile Corporation And Pan Cosmeceuticals. In 1998, at the time of Mr. Gilbert's initial negotiations with the Company (then "Mehl/Biophile), Mr. Gilbert announced a plan for the saving of the Company from its insolvency and operating loss of $41 million, by filing a reorganization, obtaining new products with the help of existing relationships, and instituting new management. Key to the reorganization was the plan to use the company's relationship with the Biophile Corporation (one of the largest cosmetic manufacturing companies in Thailand), to bring new businesses into the Company, and also take advantage of both the Company's Net Operating Loss (NOL) and its public company status, as a means for providing value to both creditors and shareholders alike. This basic plan began in 1998 and continues basically unchanged with the continued support of Biophile Thailand. Key to this plan was the assumption that Biophile did not want the name "Biophile" associated with any failures, and would thus do more than could be expected of a more disinterested investor. Management reports that this assumption has proved to be correct, as Biophile has provided extensive scientific, product, and financial assistance.

     b. New License of Liposome Technology. In addition to the general cosmetic and cosmeceutical support provided by Biophle Corporation, the Company has become the exclusive licensee of a new line of products using sophisticated liposomes, including a new anti-fungal product which has proved in pilot studies in two countries to be an effective cure for athlete's foot, ringworm and scalp ringworm with one single application, and requiring only one application.

     c. Relationship With Hamilton-Clarke Industries. Also at the time of the initial negotiations in 1998, Mr. Gilbert intended to merge the Company with Hamilton Clarke Industries, a Sacramento based company with several product lines which are different from those of the Company. Mr. Gilbert was and is the CEO of both the Company and Hamilton-Clarke Industries. In anticipation of a successful court ordered reorganization, on March 22, 2001, the name of the company was changed to Hamilton-Biophile Companies, with the NASDAQ symbol of "HCHB". A coordinated approach toward hopefully using the best of both companies has been undertaken. Management also believes that this initial approach of combining the strengths of both companies has proved valid, providing collocation and management economies.

     d. General Fiscal Changes. As a result of the changes in operations by current Management, during the 14 months prior to the Chapter 11 proceedings, the Company converted $10 million of the $12 million in debt into common shares, and eliminated its problematic Laser division with its associated losses. It did so with minimal overhead and expense. In the Approved Plan of Reorganization, the Company converted over $1,600,000 of creditors debt into stock at a rate equal to four times the then current trading price of the shares, and has reduced debt (total liabilities) to what is currently under $462,863.

     e. Payments to Prior Creditors. The first payment of debt was successfully made, and Creditors of the pre-reorganization received a cash payment of 10% of their debt with the confirmation of the plan. These creditors amounting to $437,952 will receive one-half of the operating profit, until paid, for the next three years.

     f. No New Creditors. Apart from the pre-reorganization creditors, there exists only credit card, incidental debts, and minimal operating debts incurred by the Company, with accounts receivable far exceeding the total of that debt.

     g. Basic Approach to Expansion. The Company has expand its products and operations with the basic approach of using its operational income for expansion, as well as using innovative methods to develop new products. Management believes that the Company's earnings are the most important goal, and the key to making the Company commercially attractive. Management intends to avoid making expenditures which are not directly related to the development of greater earnings. As a general Corporate philosophy, the Company is dedicated to an "earnings-based" valuation to increase the Company's worth.

     h. Acquisition of New Products. In 2001 the Company developed a marketing program for its major lines of consumer products, related to creams and lotions. With design criteria set forth by the Company, Biophile Corporation (of Thailand) developed new high-tech creams and lotions for the Company's initial marketing. Biophile Corporation is committed to innovative dermatological products and is working exclusively with HCHB for entry of these products into the US market. The President of Biophile (Thailand) is a U.S. trained Dermatologist (Medical Doctor). Biophile sponsors high quality products and provides grants for physicians to work with the National Institutes of Health (NIH). Biophile Corporation is a shareholder of the Company, and wishes to see the Company it prosper for a number of reasons, not the least of which is the desire to manufacture for U.S. sales. (See Product Lines and Development Status)

     i. Development of New Products. As a result of its presence on TV and in catalogue sales, the Company's management believes it will be able to successfully introduce new products. One new product line in development is a cellulite machine that removes cellulite in a more consumer friendly way, and without the discomfort of current vacuum based machines. Other new products and the new pharmaceutical compounds are set forth in the listed Product Lines. The company will use its available resources for both intellectual property protection and design help. Other confidential products are likewise ready to be developed and deployed by the Company.

Item 5. Product Lines and Development Status

The following is a list of the major product groups, and management's brief description of the status of their development and sale. Products are both those of Hamilton-Biophile Companies, and those of Hamilton-Clarke Industries. No certainty of any particular success can be assured in connection with these products, and the description is provided for a basic outline of the products the Company hopes to commercialize.

     a.   CONSUMER PRODUCTS:

          1) The Finally Free Hair Removal System. This is a current product which is being sold chiefly through live television. Marketing also includes catalogue and direct sales. This is a very long-term selling product, with relatively new "patches" attached. This is the only known product of its kind with clinical trials showing that the product works as designed. Performance distinguishes it from other products which have tried to copy the Finally Free with some success. The profit margins of this product line has been adversely affected by "knock off' products, and the product may be nearing the end of its current design life cycle. It is sold on The Shopping Channel distribution system. QVC live television and in catalogues. Management views this product as a viable product for the next few years. Management does not know if this product can be re-packaged or improved for another period of relatively large sales.

          2) The Micro -vapor Facial System. This rotating brush and vapor system uses treated pads to clean and refresh the face with moisture delivered through the pads. The Company has a large number of products in inventory (10,000 units and many pads) which it acquired from the His or Her operations. Although this product is not "new" looking in its current caddy, with the addition of a new transformer, and new creams, the system may be used for selling the new "Eleaf by Dermatologists" line of products. It also allows the Company to offer more than one machine in connection with the new creams business.

          3) The "Eleaf by Dermatologists", Facial and Skin Toning System, including New Creams. The Eleaf product line and skin toning system include new skin care products developed by Biophile Corporation. These are the first to be "Phyto Active" which are all natural, and have no animal or petrochemical products. Management believes that the marketing of this product will show it to be truly superior to other very successful products. The Eleaf system includes a Total Rejuvenation Cream, a number of liposome Micro Encapsulation products, and other products that are suitable for sale with or without any equipment such as the Company's firming machine or its micro vapor facial machine.

          4) "PhytoActive" Eleaf by Dermatologists products are natural plant products with natural vitamin and protection systems. They are clean feeling and not "greasy." With no "animal or petroleum" based compounds, they do not cause irritation. Because they are made "by Dermatologists", the products hope to enjoy superior initial acceptance by the public. Initial limited Company tests show that once a customer tries these products, they become very attached to the products whether delivered with one of the Company's machines, or just used alone. This acceptance is expected to influence the way that the Company attempts to develop sales. Also included with the Company's products is facial waterproof sunscreen, which feels dry and silky, while protecting skin with SPF 45, effective for both UVA and UVB long wave. This non-greasy product feels like makeup foundation, something that is new to the industry. The Eleaf by Dermatologists line is ready for sale, has commercial buyers including the Shopping Channel and QVC asking for samples. The Company is waiting for only its final artwork, the final jar selection to begin sales.

          5) The Eleaf Cellulite Removal System. The Company has a new design for a cellulite removal machine which management believes can be used in a more friendly way than prior cellulite removal systems. The market for this product is very large, and patent protection probable according to the Company's initial patent search. A prototype design has been completed, and outside engineering is expected to finish the production design. There are no current sales for this unit and no certainty that sales will result.

          6) The Wrinkle Removal Machine. The Company has a prototype wrinkle eraser machine which appears to stimulate natural collagen production and help build or retain the fat layer which is lost with aging. The machine is expected to be launched after the Cellulite machine depending upon the success of the product in its initial trails. No certainty of any particular success can be assured at this early developmental stage. However, the prototype has provided management with sufficient initial results so as to cause management to take the product to the next step.

          7) Bruise and Pain Machine. The Company has obtained a partial prototype (one side) of a machine which helps to stops bruises and can be used to start painless Intravenous (IV) lines for hospital and clinic patients. This machine was designed outside the company, and may be used for starting insulin pump accesses, and providing relief where a fast local anesthesia machine may be useful. The basic mechanism for the machine has been developed, and the next step is to build the second side of the machine and begin testing.

          8) Complete Lines of Cosmeticuticals. The Company hopes to be able to use its Eleaf distribution system to roll out a complete line of other cosmeticuticals. The marketing system which is being instituted for the first products will apply to the entire line, showing a "scientific, non- greasy," approach toward better products.

          9) Antifungal Liposome Pharmaceutical. On July 12, 2001, the Company became the Exclusive Licensee of an antifungal compound being patented with the help of the Company, and made with a new type of liposomes, expected to be a very successful product. The Company cannot be sure that the product will not require other licenses, as some of the compounds intended to be used in the Company's liposomes are not owned by the Company. The product has already shown excellent abilities to treat "ringworm" and is expected to be the best product for athlete's foot, a very large market. The next step is to use the initial pilot studies to design a protocol for FDA tests. Approximately $300,000 is expected to be required for the FDA related tests. The Company will obtain this funding with a new offer or with a venture partnership with a large pharmaceutical company. The makers of products that can be delivered in the Company's new liposome delivery system may provide multiple product lines.

     b.   Commercial Product Lines

          1) Motorsports Products. Hamilton-Clarke has developed a new manifold for the Ford Modular engine, the most popular engine being sold. Because of the success of this manifold to deliver meaningful changes in horsepower, the Company hopes to use its good results to expand its products and services line to other platforms such as the Ford Truck and the two-valve modular engine.

          2) Permanent Pothole Patching Vehicle. Covered elsewhere, this vehicle is currently being modified to meet the specifications of a pending interested buyer of the vehicles. The McClellan Park facilities which are the next location of the Company, will allow for large scale production of this and other related business. This project will require additional funding for it to become profitable.

          3) Hydraulic Sifting Bucket. The Company has designed, produced, and begun to market a hydraulically actuated sifting bucket that sifts useable dirt "fines" leaving the rock and trash in the bucket for dumping. The design of this product is fully developed and extensively field tested, demonstrating reliable, superior work in a construction setting. The China Lake division of the Company is expected to help market this product.

          4) McClellan AFB Hydraulics. McClellan Air Force Bace closed, with the ground transfer to the County of Sacramento, as of July 13th, 2001. Hamilton-Clarke is the official contractor for the removal, re-use and re-sale of sophisticated equipment used in the repair and testing of hydraulic equipment. The first phase of this agreement provided for $130,000 in removal fees, and an agreement to jointly market and sell the equipment relocated to the Company's new leased facilities on McClellan Park. This agreement, and its anticipated follow up contracts allows the Company to successfully bid on federal, state and local projects relating to equipment re-use.

          5) Vacuum Filter Press. The Company has been the manufacturing sponsor for the Chico State Department of Agriculture studies on using vacuum filter press technology to turn farm waste into inert fertilizer using a low energy, no emissions system. The Company hopes to make vacuum filter presses for large applications. No certainty of any particular level of sales is assured.

          6) Air Cleaning and Germicidal for HVAC and Mail Opening Systems. The Company has a newly developed relationship with L&H Airco, an engineering based international HVAC designer of systems (Professional Engineers). L&H Airco has informed the Company that it would like to use the Company's McClellan plant to manufacture to specifications, a mail sorting table which captures air around the mail sorting and opening area and uses the patented germicidal anti-bacterial air cleaners which have been approved for spores handlers, including tuberculosis, a bacteria like anthrax. Management believes this system to be the only FDA approved UV system applicable to mail opening.

          7) Hand-held Microwave Sterilizer. The Company has filed a patent application (provisional) for the use of its hand held design for a microwave sterilizer which can be put over suspected items or areas. Microwaves then denature proteins which are potential health threats to personnel. There is no certainty that this system will be approved for sale or accepted by the public.

          8) TrueValue Depot. The Company has acquired the right to open a TrueValue "Depo" in Fairfield California, in an area not currently served. The location of the site is unique, and is part of the strategy of having a True Value store is to roll out sales across the USA with Hamilton-Clarke and Hamilton-Biophile sites located on or near military facilities. While no certainty of any result is assured, management believes that it can occupy a meaningful part of a specialized market.

          9) Flowers and Plants. The Company has contacts in both Thailand and Puerto Rico, where the Company expects to purchase commercial quantities of patented flowers and plants for resale in the USA. Early samples show that there are unusual plants which can be the specialty of the Company. The Company has designed rocks which are attractive holders for its plants.

          10) Storm Drain Filters. The Company has developed a new design for storm drain filters which the Company believes will be required in many cities under new federal water guidelines. This filter is made of Stainless Steel and is seemingly superior to other known storm drain filters. First flush filtering in storm drains is believed to be an important way to reduce water pollution. This product line is not expected to be large, but complements the manufacturing abilities of the Company. There minimal current sales levels of this product, and as such it must be developed if it is to have any success.

          11) Other High Tech Products. The Company, due to its ability to interact with its associated civil service personnel, has acquired licensed to two high-tech products, one for better visibility in fog, using low cost optics, and one for the destruction of an active tornado using electro-mechanical means. These products are being developed by the Company using the personnel who invented or are improving the products, and do not require significant additional capital to finish development.

          12) HiEnergy Microdevices. The Company expects to continue to examine a manufacturing relationship with HiEnergy Microdevices, which would seem to be an opportunity for the Company to manufacture a new neutron beam chemical and biological weapons detection system. No assumption of any particular activity can be made.

Item 6. Marketing Discussions

Marketing is divided into two sections, the Consumer Market, and the Commercial Market. By having both types of products, the Company seeks to avoid being limited in its scope. With a number of different products, and different selling seasons, the Company hopes to expand and contract to match the sales opportunities for its products. With its Motorsports division, it may also develop name recognition while making profits on its engine related products and services.

1) CONSUMER PRODUCTS. Marketing consumer products can be very expensive. Advertisement costs are very high, except for "participation" systems, where the advertiser has its own customer base, and will take part of the profits from the sale of product. A basic assumption of this strategy is the belief that the products which the Company is now able to sell, will out-perform the competition. Thus, follow-on sales, by word of mouth, and "mall" sales are expected to be part of the marketing program. Other factors include:

     a. The Company does not want to, nor does it have the advertising budget to purchase skin care magazine advertisements as does Lancome, Revlon, and Este Lauder. This type of advertising is usually required for retail store "shelf" sales. However, the Company does have existing TV sales and special claims of superior performance that these other companies do not currently have.

     b. The Company, with the help of Biophile, has acquired several innovative machines for showing the difference between its products, and those of the competition. The marketing of new products will focus on "Dermatology", "Science" and "Phyto Active" non-animal and non-petrochemical products as demonstrated by "Head-to-head" comparisons to the most expensive creams made; photographs; the "Facial Skin Analyzer" and "Before and After" photographs depicting the benefits of the Company's products.

     c. Currently, sales are most extensively found by selling to The Shopping Channel and QVC (television). For such sales, the Company pays a customary ten percent commission to the full time outside sales organization, Skolnick and Associates. Part of the Company's intended market is the Tanning Spas, Special Spas and Natural Food Stores (the larger of these also carry skin care and personal care products).

     d. The Company hopes to safely make aggressive new claims for its products, perhaps using the term "Cosmeceuticals" to distinguish itself from other products. Most companies avoid making claims of a direct nature due to their inability to show that their products do achieve the claimed results. The Company will exercise caution in making claims, but expects to have data to support its marketing statements. The Company will use the Biophile scientists to perform clinical trials and examine the benefits of the products which are expected to be statistically relevant.

     e. In 1999, a short term "infomercial" pilot was used to determine the success of two minute cable network advertisements. Company learned that one and two minute advertisements do not effectively replace a live TV show or longer infomercials of ten to fifteen minutes. Management and the outside sales staff believe, due to the success on The Shopping Channel, and by QVC, that a full fifteen to thirty minute infomercial would be a financial success for both the Finally Free and the Eleaf by Dermatologists product lines. Also, since the Company effectively sells its products at a "retail price" on infomercial sales, with the retail price sales being twice the income of current wholesale prices, the Company may achieve greater sales with retail driven by TV. The Company does not have sufficient funds to run a full infomercial and is seeking affiliations to allow this type of marketing.

     f. The company has developed new types of packaging for the new line of Eleaf by Dermatologists liposome products. Management believes this will increase the perceived value of the product and gain customer approval. The new packaging line is part of an overall new marketing approach whereby the Facial Skin Analyzer, the Facial Machine (steamer) and the new Electro Stimulation machines will be marketed.

     g. The Company expects to be able to market the Cellulite machine still in development as an additional Eleaf product, helping to give name recognition to the existing Finally Free hair removal system, and the Eleaf cream lines. The cellulite machine is expected to be sold under the Eleaf name, although the final decision will be based upon market acceptance of the Eleaf brand.

     h. The Company expects to marketing the new Antifungal Liposome compound by either a joint venture with a large pharmaceutical company, or in connection with its own antifungal. Two large companies have indicated strong interest in the new treatment which is currently in the initial stages of clinical trial development. Using the existing channels of distribution will allow for a proper commercial rollout. Clinical trials and regulatory approval are required for these new products.

2)   COMMERCIAL PRODUCT MARKETING:

     a. Marketing Motorsports has begun, and accomplished by getting various motorsports celebrity endorsements, which also leads to editorials in engine and racing magazines. The Company will specialize in the Ford Modular Engine, the most popular engine in trucks today, as well as the engine which Ford has selected to be its next long-term line. HCI Motorsports is already known for its remarkable accomplishment of horsepower increases over stock manifolds. Both Dealer and Direct Sales systems are being used to market the line.

     b. Marketing the Pothole Patching Vehicle is expected to take place by lending a vehicle to a targeted customer, and then seeking the purchase of the vehicle if satisfied. This requires that vehicles be made for inventory, and not on order. The potential buyers of the vehicle are known, and easily contacted. Management believes that these potential buyers are highly motivated to try any system which is not expensive and provides a year-round permanent patching system. The Company plans to keep the initial costs as low as possible, consistent with historical marketing in this particular industry. Costs can be kept lower with the lower overhead of the Company doing business at its new location, the now closed McClellan Air Force Base. Lower retail cost of this vehicle is designed to allow for market penetration, and reduce competition incentives. Additional relationships are necessary for this product to be a success.

     c. Marketing the Hydraulic Sifting Bucket is currently being accomplished by the China Lake division of Hamilton-Clarke, where the advance technology center for the US Navy is located. The China Lake personnel believe that they can market and build the hydraulic bucket until sales require the higher production level facilities at McClellan Park. Marketing is accomplished by demonstration and advertisement in "Rock and Dirt" magazine. This unit is not protected by patent, but is seen as a source of sales for the foreseeable future.

     d. Marketing the Vacuum Filter Press technology is currently beginning with proposals through Superior Resources Company of Sacramento. The Company expects to make any machines sold on a by-order basis, with prepayment of hard costs for the manufacture. The Company's joint tests in Chico with the Department of Agriculture and the Chico State University are completed, and The Company is awaiting its first commercial sales.

     e. Marketing the air sanitizer mail opening desk and HVAC air handlers is planned to be handled by both the Company and L&H Airco. This is a new project line, made possible with the move to McClellan Park. The Company expects to enjoy a reasonable profit margin on each system sold to a market which sees Mail as a potential health hazards. There are no sales to date, and because this is a start-up market for the Company, there is no certainty that there will be sales.

     f. The TrueValue Depot is a concept for a larger TrueValue Hardware store. The Company has received the right to lease land at an ideal location with very high market ratings in Fairfield, California. Being part of the TrueValue cooperative buying system allows the Company to expand into other military bases and posts, providing something for both the woman (consumer) and the man (hardware) to enjoy. The Company plans to begin a building and opening program in the fall and winter of 2002-2003.

     g. Marketing the Commercial Plants sent to the Company from Thailand and Puerto Rico only requires that the Company have a location for product to be trans-shipped, and personnel to contact and deliver the plants to retail sellers in the Western USA. Marketing is expected to continue on a commission basis, eliminating much of the personnel costs and providing incentive for the marketing personnel.

     h. Marketing for the other products follow the usual and traditional lines of the product. For example, the fog visibility system is expected to be marketed to automobile and truck supply companies by the Motorsports division. Management is considering short run TV when and if the product becomes successful. The Company basically seeks to shift as much of its administrative and marketing costs to a variable costs approach, and reduce its fixed and overhead costs. Management generally believes that by having as many costs as are possible remain variable with the flow of product, the Company can be both cost efficient and productive.

Part II  LEGAL MATTERS, MERGERS AND ACQUISITIONS

     a. Marketing is expected to continue on a commission basis, eliminating much of the personnel costs and providing incentive for the marketing personnel.Marketing for the other products follow the usual and traditional lines of the product. For example, the fog visibility system is expected Hamilton-Clarke Industries. As a result of the operations by current Management, the Company has obtained the right to acquire all of the stock of Hamilton-Clarke Industries under the following general terms:

          i. All shares of Hamilton-Clarke Industries, approximately 14 million shares, will be exchanged for Preferred shares in the Company called "HCI Preferred" on a one share of Hamilton-Clarke common for one share of HCI Preferred. Hamilton-Clarke Industries (herein "HCI") will thus become a subsidiary of the Company
               (HCHB).

          ii. The Company will receive five percent of the total number of shares of common Hamilton-Clarke in the acquisition, in consideration of the merger, and without any further payment for such shares. HCI Preferred shares shall be entitled to all beneficial income and rights from the operations of HCI as a separate Subsidiary of Debtor HCHB. The companies will then work together to develop products in their respective fields. The HCI Preferred shareholders can be converted to one share of HCHB common for each share of HCI Preferred, or such other ratio as the two entities can agree. In the alternative, HCI Preferred shareholders may vote, by majority, to "spin off" from Debtor in which event it will become its own public entity, and HCHB will retain its 5% ownership thereof as a fee for allowing HCI to become a public company.

          iii. HCI and the Company have a majority of the same Officers and Directors. A mutually beneficial relationship has existed between the companies for the last 18 months in that HCI provides the fulfillment and marketing personnel for the new products of the Company and share the costs of the facilities. It is anticipated that a formal merger will take place as the Company so votes.

     b. Acquisition of Pothole Patching Vehicle Business. One of the product lines which has been under development for years, and is now ready for production and sale, is the permanent pothole patching vehicle. A more complete description of the business is provided elsewhere. The Company intends to acquire the current assets of the business named Loadmaster. A subsequent funding of the project is anticipated to require $300,000 which will be used for the making of another vehicle and its demonstration in New York or other areas. That funding, when acquired, will also pay for the soft costs associated with the intellectual properties protection and initial tooling. The Company expects to use its new McClellan AFB facilities to make the equipment, which are sufficient for all anticipated levels of commercial production of the vehicle.

     c. Potential Purchase of Shares of HiEnergy Microdevices. The Company is reviewing the potential of purchasing approximately $500,000 of shares in HiEnergy Microdevices, Inc., a privately owned "high tech" company with certain technology which is compatible to that of both HCHB and HCI. Should HCHB not acquire HiEnergy Microdevices, no changes in the income and expense projections would take place, as an investment in HiEnergy will be a long term strategy for growth during the first three to five years. No decision has been made as to whether such investment should be made.

     d. McClellan Park. McClellan Park is the now closed McClellan Air Force Base, which was one of the most successful manufacturing and repair facilities in the world. Under law, when a base closes, all equipment becomes part of the local government, except the equipment which is "mission specific" and thus suitable only for that particular military work. In the case of McClellan, the equipment which was used for manufacture of products is available to the Company as part of its facilities lease, on the basis of merely paying for the rental of the space, and the salvage value of the equipment, over 10 years. The equipment is owned by the Company when its lease ends, or the salvage value is paid. Management believes that this may allow the Company to avoid the costs of capitalizing the extensive equipment that the Company needs for its facilities. Since the Company has an ongoing relationship with McClellan Park, the rental rates are extremely advantageous, twenty cents per foot per month, for the manufacturing area, and ten cents per foot for the 50,000 square foot storage and motorsports building. The Company believes that there are additional benefits to renting space at McClellan, including personnel and facilities benefits. Because the Company has excellent amounts of space at McClellan Park, the Company intends to co-locate with entities with which it can enter into business relationships. A basic approach to any co-location or venture is that the Company will not incur significant expense for any co-location without a source of the funds in business operations.

     e. Operating Loss Carry Forward. The extensive losses during the years prior to the current Management provide one benefit to the Company. Management believes that the Net Operating Loss of approximately

          $41,000,000 can be used to offset income so that the Company will not owe federal income taxes for the income offset by the NOL.

     f. Extensive Ownership of the Company's Stock by Market Makers and Street Houses. There are currently 6 reported market makers for HCHB stock. Additionally, there are several large Street Houses listed in the list of owners, who may have acquired the shares in their providing of losses for their customers. There are over 1000 shareholders of the Company. This allows Management to believe that the Company will have wide based support for its success and turnaround.

     g. Corporate Identity. The Company has a relatively unique identity of how a company with millions of dollars in debt can be turned around, to the benefit of the creditors and the shareholders alike, using innovative financing, and significant work. In order to set the example of commitment to the Company and its growth, during the reorganization process the officers of the Company have substantially deferred all payment of salary or compensation, pending the outcome of the reorganization.

b.   LEGAL ACTIONS and ASSETS

     a. Prior Creditors. As a result of the successful operations, all approved creditors are now, instead of experiencing a total loss, expected to receive a total payment of 100% of their approved claims. Over seventy-five percent (75%) of all approved creditor's claims have been paid with stock at ten cents per share, four times over the trading value, due to the apparent belief of those creditors that the Company has real value and potential for growth.

     b. The Dismissal of The Suit in New York, with California Available. The suit against a providers of "knock-off" products owned by the Company was the subject of a claim in the reorganization. Since an action in California for the patent infringement and unfair trade practices was made possible by the reorganization, the Company dismissed its case in New York. The patent infringement action covers a number of years, including times when there were valid "tweezers" patent, as well as the current "patch" and "cream" patents. All are related to the radio frequency (not laser) hair removal products. The unfair competition relates to claims of effectiveness which were false, and which made the sale of Debtor's products more difficult. The passage of time has affected the ability of the Company to collect by lawsuit, and there is some question as to whether the intended defendant will be able to respond in damages if the suit is successful. The decision on whether or not to sue in California has not been made, and further delays may make that suit unattractive.

     c. The Action Against the Estate of Mehl. A planned legal action against Thomas Mehl, Sr., (his estate, and successors) is being reviewed by counsel as well as settlement of the Mehl claim for unpaid royalties. Management believes that the Estate of Thomas Mehl, Sr. is obligated to the Company for what appears to be the improper actions of Mr. Mehl, the former president of the Company, who claimed to have large laser sales in order to obtain loans and sales of shares, from, among others, Clearwater Funds. An action against Mr. Mehl and his estate was filed by Clearwater Funds, as Mr. Mehl was not part of the settlement between Clearwater and Debtor. Since the actions of Mr. and Mrs. Mehl caused the Company to be sued and become insolvent through misrepresentations of fact, the Company does not believe it is legally or ethically indebted to the Mehl family. In addition, Mr. Mehl was the only employee of the company's predecessor, Classy Lady, and as such, when he entered into a license for intellectual properties, he did so by entering into a license with himself. This has caused the Company's counsel to assert that the Company has ownership of all intellectual properties, and work for hire rights under patent ownership laws. Mr. Mehl also entered into several contracts where he was both a representative of the Company and had personal interests with the other side of the contract, spending hundreds of thousands of dollars for His or Hers of Puerto Rico, Inc., without legal authority. He and Mrs. Mehl were the largest owners of shares in His or Hers, and he did not obtain the approval of the Board of Directors of Debtor for such investment into his own company. Mr. Mehl is also believed to have received funds and property from the Company through charging against a company named C B Laboratories, for items and costs which were not incurred or paid to CB Labs. Current Management believes that there is ample evidence of the actions of Mr. Mehl to warrant suit, but is uncertain of being able to collect anything with a judgment. Accordingly, at the request of Management, the Company's attorneys are reviewing the advisability of suit.

     d. License of Certain Prior Patents. Mr. Thomas Mehl, Sr., and Mr. Anton Clemens are the named co-inventors of a recently (August 2000) patent which is related to a facial machine, now named the Micro Vapor Machine, licensed to His or Hers of Puerto Rico, Inc. The Company has become the exclusive distributor for these products, and has acquired much of the old inventory with the help of Mr. Walsh. The Company believes that there is no royalty due to the Mehl family for several reasons, and is selling product subject to a potential royalty fee, due to Mr. Anton Clemens. The Company has researched the contract history and learned that the patent for the Facial Machine was actually invented by Mr. Clemens when he and the company, His or Hers, were under contract. Thus, His or Hers became the owner of the patentable ideas of Mr. Clemens as he developed this Facial Machine. The Company has obtained a copy of the agreement which His or Hers entered into with Mr. Clemens, and this has revealed the fact that Mr. Mehl had no right to direct Mr. Clemens to assign any interest to Mr. Mehl personally (which he did), as opposed to leaving the patent rights for the Facial Machine in His or Hers. Of note is the fact that Mr. Mehl had no formal training in product development, whereas Mr. Clemens is an engineer, has been a product designer for major companies throughout the world, an is a somewhat famous inventor. Thus, Management is reasonably certain, having discussed these matters with Mr. Clemens that Mr. Tom Mehl, Sr. has no claim to royalties from the sale of the Facial Machine, when he improperly arranged for the patent to be issued in Mr. Mehl's name, and not the company. Mr. Mehl, again entered into a license with himself, whereby he executed a license of the Facial Machine patent to His or Hers (also owned in great part by Mr. Mehl) and then proceeded to have the Company pay for the development work and other costs. The Company thus believes that it is entitled to market the facial machine without any payment to Mr. Mehl or his heirs, having received the right to market from His or Hers. However, should Debtor be incorrect, the amount of the royalties to be paid are minimal (less than $5,000) and should it come to pass that the Company is not able to sell the Facial Machine, Management believes that this would not materially change the Company's business.

     e. HCI-Impel Dispute. Hamilton-Clarke Industries currently has a dispute with the former Impel Industries which was a new product for oxygen cutting that did not, in the opinion of that management, offer a product that could be protected by patent. In addition, Management believes the inventor of that product misrepresented the status of his patent, and that misrepresentation was discovered with additional patent were being sought. In dispute is approximately $80,000. Management of Hamilton-Clarke believes that the case has merit for the benefit of Hamilton-Clarke, but collection by HCI is uncertain and questionable.

Part III. MANAGEMENT

Management has worked for over two years with little salary on the part of the Corporate Secretary, and no salary for the other officers and directors. As a result of the court order, 231,250 shares have been paid for management services, and there exists a plan whereby approximately 10% of the company's outstanding shares are contained in a bonus pool for future services, to be vested over four years of service at the direction of the board of directors.

a. CEO: Mr. Gregory Gilbert is the CEO of both Hamilton-Biophile Companies and Hamilton-Clarke Industries, having founded Hamilton-Clarke and having rescued Hamilton-Biophile Companies. Mr. Gilbert has extensive experience in Business and Law. A complete copy of his resume is available from the Company.

b. CFO: Mr. John Fitzgerald is the Chief Financial Officer for both companies, and has experience in carefully managing funds and cash flow so as to maximize the growth of the Company and minimize the expenses. A complete resume is available through the Company.

c. Secretary: Mr. Edward P. Iaconis is the Corporate Secretary for the Company. A complete resume is available through the Company.

d. V.P., Marketing: Richard Craft is the VP Sales, He is instrumental in obtaining information on competition, and developing the new product lines methods of marketing.

e. V.P., Motorsports, Cole Cuttler is well known developer of engine parts, and heads the Motorsports division, having developed the "Modular Mongoose" which has received magazine article acclaim.

f. G.M., Motorsports, Robert Betteridge runs the day to day and parts resale business of the Motorsports division.

The Company expects to use its variable costs model to acquire as much of the personnel it needs to conduct its business. This is anticipated because the Company has elected to act with a minimum of recapitalization until the value of the Company's stock becomes in line with management's appraisal of the Company's worth.

Part IV. Forward Looking Statements:

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed below.

     The Company's future results of operations initially depend to a substantial degree on the ability of the Company to: Generate revenue through the implementation of its new marketing programs; Obtain regulatory approval for its consumer and dermatology products, which cannot be assured; obtain additional capital for development and sales of its products which cannot be assured; Successfully market and sell its consumer products in the United States and abroad.

     No assurance can be given that the Company will succeed in any or all of the above. The ability of the Company to generate revenues from its new products will in part depend on the public's acceptance of the use of its products for which there can be no assurance. It will also be dependent upon the strength of the Company's competitors and the ability of those competitors to sell products into the same target markets as those of the Company. The Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company.

     Further, the Company's future results may depend upon the Company's ability to successfully defend its intellectual property rights and in particular on the outcome of the current litigation against Palomar which alleges infringement of the Zaias patent. No assurances can be given that the Company will able to successfully defend its intellectual property.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    HAMILTON-BIOPHILE COMPANIES
                                                 Registrant

Date: October 25, 2001              By: /s/ Gregory F. Gilbert
                                        -----------------------------
                                        Name: Gregory F. Gilbert
                                        Title: President, CEO